Form 10KSB
period 2003-12-31
HERITAGE MANAGEMENT INC
filed 2004-04-13
CIK 1231339

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
                         1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

                   For the Fiscal Year Ended December 31, 2003

                            HERITAGE MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

         Nevada                       333-106955               75-2877108
(State or other jurisdiction    (Commission File Number)    (IRS Employer
 of incorporation)                                           Identification No.)

                 1529 East I-30, Suite 104, Garland, Texas 75043
               (Address of principal executive offices (zip code))

                                  972-303-0907
              (Registrant's telephone number, including area code)



                                (Former address)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past12 months and (2) has been subject to such filing requirement for the past 90 days.
                   YES    X  NO
               ----      ----

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2003: -0-

Shares of common stock outstanding at December 31, 2003:  3,350,000

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

We are an independent mortgage banking company that is in the business of soliciting, processing and brokering the funding for residential mortgage loans. We have five salesmen who work for us on a subcontract basis who will solicit mortgage loan applications through personal contact with realtors, real estate marketing entities and other organizations they may belong to. Once the loan is solicited and an application received, we will process the loan. Processing the loan entails gathering all the necessary paperwork in order to submit the loan package (one loan) to an investor/underwiter for funding approval. Once the loan is approved, the applicant (home buyer) is notified and a closing date is set. This whole process is sometimes referred to as `originating' a loan.

ITEM 2.  DESCRIPTION OF PROPERTY

During 2003, the Company's corporate offices were located at 1529 East I-30, Suite 104, Garland, Texas 75043. The Company rented these corporate offices, consisting of approximately 800 square feet, pursuant to a verbal month to month lease for $400 per month.

ITEM 3.  LEGAL PROCEEDINGS

The company is not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote to the security holders during 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

The Common Stock is not currently quoted on the OTC Bulletin Board.

Shareholders

As of December 31, 2003, there were 3 record holders of the Common Stock. In April 2004, as of the date of this filing, the number of shareholders increased to approximately 75 in connection with the raising of funds under the SB-1 registration statement that became effective on February 12, 2004.

Dividends

The Company has not paid cash dividends on any class of common equity since formation and the Company does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

The Company has no warrants outstanding.

ITEM 6.  MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2003

We are an independent mortgage banking company that is in the business of soliciting, processing and brokering the funding for residential mortgage loans. In 2003 we saw interest rates hit record lows and then start to fluctuate mildly up and then down again. This provided a good environment for our business as home sales remained strong and therefore people continued to seek loans for their financing of those purchases. In addition, as often happens when rates dip significantly, many new mortgage companies are formed in order to take advantage of the quick and easy money offered by those refinancing their higher rate mortgages. Since we have seen the stabilizing of the rates, and not many people are left to refinance, the mortgage companies formed to solicit these easy loans will gradually close and then the mortgage market will be left to the established and more serious mortgage companies. We are one of those serious companies.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Net revenues for the year ended December 31, 2003 decreased by $31,859 to $187,304 from $219,163 for the corresponding period of the prior year.

Total expenses for the year ended December 31, 2003 decreased by $54,604 to $162,469 from $217,073 for the corresponding period of the prior year. The decrease is mostly attributable to the reduction in consulting fees which were one time fees paid in 2002 and a decrease in advertising expenses.

Net income for the year ended December 31, 2003 increased by $20,587 to $23,282 from $2,695 for the corresponding period of the prior year.

In 2003, we filed a Form SB-1 registration statement with the U.S. Securities & Exchange Commission under which we proposed to raise a minimum of $60,000 and a maximum of $500,000. This was filed in order to raise capital to expand our business.

Subsequent Events

On February 12, 2004, our Form SB-1 registration statement filed with the U.S. Securities & Exchange Commission became effective under which we can raise a minimum of $60,000 and a maximum of $500,000, selling common stock at $0.25 per share. In April 2004, as of the date of this filing, we had raised at least the minimum amount.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of Malone & Bailey, PLLC appear on pages F-1 through F-8 of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

Malone & Bailey, PLLC has been our auditor since inception. We have had no disagreements with Malone & Bailey, PLLC on accounting or financial disclosure issues.



ITEM 8A. CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures

         We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b)      Changes in internal controls

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As of December 31, 2003, and at the present time, the following persons serve as directors and officers of the Company.

E. Lee Murdock     Chief Executive Officer, President, Chief Financial Officer
                   and Director

Mr. Murdock, a 53 year old native Texan, formed the company and at this time is its only officer and director. He served in the U.S. Army from 1969 to 1971 and from 1971 to 1974 he attended the Devry Institute of Technology, where he earned a Bachelors Degree in Electronics Engineering Technology. From 1975 to 1988, he worked in computer and service positions until 1988 when he co-founded Golden Eagle Filtration Systems which was he sold in 1995. From 1997 to the present time, he has been the General Manager of Fresh Air, a commercial and residential environmental service company, as well as starting and developing Heritage Management, Inc. Mr. Murdock's duties at Fresh Air include the assigning and scheduling of work to be done on residential homes.

ITEM 10. EXECUTIVE COMPENSATION

The Company had not paid any executive compensation in 2003.

ITEM 11. SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS


As of December 31, 2003, the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

                                                 AMOUNT               PERCENT
Name and Address                            BENEFICIALLY OWNED*       OF CLASS
----------------

E. Lee Murdock                                  3,000,000              89.55%
1529 East I-30, Suite 104
Garland, Texas 75043

Edie Kamps                                        300,000               8.95%
204 Glenn
Rockwall, Texas 75087

All directors and officers and control
Persons as a group (1 persons)                  3,300,000              98.50%


     * Unless otherwise indicated such person is the sole beneficial owner of the shares set forth opposite his name.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

There were no related party transactions in 2003.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: Included in Part II, Item 7 of this report:

         Report of Independent Public Accountant

         Balance Sheet as of December 31, 2003

         Statement of Operations for the Twelve Months Ending December 31, 2003 and 2002

         Statement of Stockholders Equity for the Twelve Months Ending December 31, 2003 and 2002

         Statement of Cash Flows for the Twelve Months Ending December 31, 2003 and 2002

         Notes to Financial Statements


(b) The company filed no reports on Form 8-Ks in 2003.

(c)      Exhibits

31       Certification

32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO and CFO


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES
The aggregate fees billed for professional services rendered by Malone & Bailey, PLLC, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002 were $4,500 and $2,700, respectively.

(2) AUDIT-RELATED FEES
NONE

(3) TAX FEES
NONE

(4) ALL OTHER FEES
NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES The Company does not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.










                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned hereunto duly authorized.


HERITAGE MANAGEMENT, INC.

By:  /s/ E. Lee Murdock
     ------------------
         E. Lee Murdock
         Chief Executive Officer & Chief Financial Officer

Dated:  April 8, 2004

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  Heritage Management, Inc.
  Rockwall, Texas

We  have  audited  the  accompanying  consolidated  balance  sheet  of  Heritage
Management,  Inc.  as  of  December  31,  2003,  and  the  related  consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Management, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Malone & Bailey, PLLC
-------------------------
    Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

February 14, 2003

                            HERITAGE MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003


                                     ASSETS
Current assets:
  Notes receivable                                                  $    18,121
  Advances                                                               33,299
                                                                    -----------
    Total current assets                                                 51,420

Property and equipment, net                                              26,913

Mortgage note receivable                                                 14,000

    Total assets                                                    $    92,333
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                             $     6,684
  Advances - affiliate                                                    8,004
  Current portion of long-term debt                                       3,160
                                                                    -----------
    Total current liabilities                                            17,848

Long term debt                                                           11,271
                                                                    -----------

    Total liabilities                                                    29,119
                                                                    -----------

Commitments

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 25,000,000 shares authorized,
    3,350,000 shares issued and outstanding                               3,350
Additional paid in capital                                               46,650
Accumulated deficit                                                      13,214
                                                                    -----------
  Total Stockholders' Equity                                             63,214
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    92,333
                                                                    ===========





                See accompanying summary of accounting policies
                       and notes to financial statements.



                            HERITAGE MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 2003 and 2002


                                                         2003                2002
                                                    ---------------    ---------------

Revenue                                             $      187,304     $      219,163

Operating expenses:
  Consulting                                                 3,250             39,000
  Commissions                                              124,929            142,689
  Processing expense                                            80             22,750
  Office and equipment rent                                  4,178                  -
  Other general and administrative                          30,032             12,634
                                                    --------------     --------------
                                                           162,469            217,073
                                                    --------------     --------------

Income from operations                                      24,835              2,090

Other income (expense):
  Interest income                                            1,000              1,000
  Other expense                                                  -               (395)
                                                    --------------     --------------
                                                             1,000              1,395
                                                    --------------     --------------

Income before provision for income taxes                    25,835              2,695

Provision for income tax                                     2,553                  -
                                                    --------------     --------------

Net income                                          $       23,282     $        2,695
                                                    ==============     ==============

Net income per share:
  Basic and diluted                                 $        0.01      $         0.00
                                                    =============      ==============


Weighted average shares outstanding:
  Basic and diluted                                      3,350,000          3,350,000
                                                    ==============     ==============





                See accompanying summary of accounting policies
                       and notes to financial statements.



                            HERITAGE MANAGEMENT, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended December 31, 2003 and 2002




                                  Common stock             Additional
                             --------------------------     paid in      Retained
                               Shares        Amount         capital      Earnings         Total
                             ------------  ------------   -----------  ------------    ----------

Balance,
  December 31, 2001             3,350,000  $      3,350   $    46,650  $    (12,763)   $   37,237

Net income                              -             -             -        2,695          2,695
                             ------------  ------------   -----------  ------------    ----------
Balance,
  December 31, 2002             3,350,000         3,350        46,650       (10,068)       39,932

Net income                              -             -             -        23,282        23,282
                             ------------  ------------   -----------  ------------    ----------

Balance,
  December 31, 2003             3,350,000  $      3,350   $    46,650  $     13,214    $   63,214
                             ============  ============   ===========  ============    ==========












                See accompanying summary of accounting policies
                       and notes to financial statements.



                            HERITAGE MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2003 and 2002

                                                                     2003              2002
                                                                 -------------    -------------

Cash flows from operating activities:
  Net income                                                     $     23,282     $     2,695
    Adjustments to reconcile net loss to cash
      used in operating activities:
        Depreciation                                                    5,537           1,146
Changes in assets and liabilities:
  Notes receivable                                                    (12,748)         (1,000)
  Advances - affiliate                                                       -         (16,401)
  Accounts payable and accrued expenses                                (1,375)         13,165
  Federal income tax payable                                            1,747             395
                                                                 ------------     -----------

Net cash used in operating activities                                  16,443               -
                                                                 ------------     -----------

Cash flows from investing activities:
  Capital expenditures                                                (30,874)              -
                                                                 ------------     -----------

Cash flows from financing activities:
  Proceeds from note payable                                           16,709               -
  Payments on note payable                                             (2,278)              -
                                                                 ------------     -----------
                                                                       14,431               -
                                                                 ------------     -----------

Net increase (decrease) in cash                                             -               -
Cash, beginning of period                                                   -               -
                                                                 ------------     -----------
Cash, end of period                                              $          -     $         -
                                                                 ============     ===========

Supplemental information:
  Income taxes paid                                              $          -     $         -
  Interest paid                                                  $          -     $         -




                See accompanying summary of accounting policies
                       and notes to financial statements.

                            HERITAGE MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. On June 12, 2000 Heritage Management, Inc. ("Heritage") was incorporated under the laws of the State of Nevada, is engaged in assisting residential borrowers in obtaining mortgage loans in the state of Texas.

Principles of Consolidation

The December 31, 2003 consolidated financial statements include the accounts of Heritage's wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Long-Lived Assets

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of equipment (three to seven years). Heritage performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Revenue Recognition

Heritage recognizes revenue when persuasive evidence of an arrangement exists, delivery or services have occurred, the sales price is fixed or determinable and collectibility is probable.

Revenues earned from services, which primarily include the origination of residential mortgage loans, are recognized as the loans are closed.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expenses for 2003 and 2002 were $1,350 and $8,220, respectively.

Commissions and Processing Fees

Commissions are those costs paid to the salespersons for soliciting loans and costs paid for processing loans. The payments made for processing are expensed when incurred since the costs are not dependent on the loan closing. Commissions are expensed when earned, and amounts advanced that are not earned are reflected on the financial statements in the current asset section as advances. None of these amounts were paid to related parties.


Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Heritage   does  not  expect  the   adoption  of  recently   issued   accounting
pronouncements to have a significant impact on the Heritage's results of operations, financial position, or cash flow.


NOTE 2 - NOTE RECEIVABLE

Heritage has a $10,000 unsecured note receivable with an Internet company, due November 16, 2004 and bearing interest at 10%. Accrued interest receivable is $2,121 as of December 31, 2003.

Heritage has a $6,000 non-interest bearing unsecured note receivable with a mortgage loan processing company, due on demand.


NOTE 3 - ADVANCES

Heritage has made commission advances to a mortgage broker that will be applied against future commissions.




NOTE 4 - MORTGAGE NOTE RECEIVABLE

Heritage has a $14,000 mortgage note receivable with an individual, secured by a second lien on real estate, due in monthly installments through June 1, 2031, bearing interest at a rate of 10%.


NOTE 5 - INCOME TAXES

The provision (benefit) for federal income tax consists of the following for the years ended December 31:

                                                                2003                 2002
                                                          ---------------      ---------------

    Current provision                                     $         2,553      $             -
    Deferred provision                                                  -                    -
                                                          ---------------      ---------------
                                                          $         2,553      $             -
                                                          ===============      ===============

Deferred income taxes consist of the following at December 31:

                                                                2003                 2002
                                                          ---------------      ---------------
    Short-term:
      Deferred tax assets                                 $            -       $             -

    Long-term:
      Deferred tax liability                                           -                     -
      Valuation allowance                                              -                     -
                                                          --------------       ---------------
                                                          $            -       $             -
                                                          ==============       ===============

The  following  is a  reconciliation  of income taxes  calculated  at the United
States federal statutory rate to the income tax provision (benefit):

                                                                 Years ended December 31,
                                                          ------------------------------------
                                                                2003                 2002
                                                          --------------       ---------------
    Provision for income taxes at
      U.S. statutory rate                                           15%                     15%
    Effect of utilization of net operating loss
      Carryforwards                                                 (5)%                   (15)%
                                                          --------------       ---------------
    Income tax provision                                            10%                      0%
                                                          ==============       ===============

Heritage had taxable income of $25,835 for 2003 and had not yet realized taxable income for 2002. At December 31, 2002 a deferred tax asset has not been recorded due to Heritage's limited history to provide income to use the net operating loss carryover of $9,000 that expires in years 2020 through 2022.

NOTE 6 - ADVANCES - AFFILIATE

Certain expenses were paid by an affiliate of Heritage. Advances of $8,004 are unsecured and are due upon demand.


NOTE 7 - LONG-TERM DEBT

In March 2003, Heritage entered into a note payable for an automobile, interest rate of 4.34%, with a maturity date of March 8, 2008. Future note payments are as follows:

               2004           $     3,160
               2005                 3,300
               2006                 3,446
               2007                 3,599
               2008                   926
                              -----------
                              $    14,431
                              ===========


NOTE 8 - COMMITMENTS

Heritage leases its office under a month to month agreement. The lease provides for monthly payments of rent of $150.

Rent expense was $1,800 for 2003 and 2002, respectively.