Form 10QSB
period 2004-03-31
HERITAGE MANAGEMENT INC
filed 2004-05-18
CIK 1231339

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

 [ ]   TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 333-106955

                            HERITAGE MANAGEMENT, INC.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                               75-2877108
-------------------------------                            --------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                             Identification No.)



                     5031 Gordon Smith, Rowlett, Texas 75088
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (972) 771-3863
                            -------------------------
                           (Issuer's telephone number)

                 1529 East I-30, Suite 104, Garland, Texas 75043
    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes [X] No [ ]

As of March 31, 2004 there were 3,350,000 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             2

Item 2     Management's Discussion and Analysis or Plan of Operation        7

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                7
Item 2     Changes in Securities                                            7
Item 3     Default upon Senior Securities                                   7
Item 4     Submission of Matters to a Vote of Security Holders              7
Item 5     Other Information                                                7
Item 6     Exhibits and Reports on Form 8-K                                 7

                            HERITAGE MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)


                                     ASSETS


Current assets
  Notes receivable                                                  $     18,636
  Advances                                                                31,935
                                                                    ------------
    Total current assets                                                  50,571

Property and equipment, net                                               25,077

Other assets
  Mortgage receivable                                                     14,000
                                                                    ------------
                                                                    $     89,648

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                             $      6,812
  Advances - affiliate                                                    10,598
  Current portion - long term debt                                         3,137
                                                                    ------------
    Total current liabilities                                             20,547
                                                                    ------------

Long term debt                                                             3,137
                                                                    ------------
Total liabilities                                                         30,803
                                                                    ------------


STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 50,000,000 shares
  authorized, 8,442,714 shares issued and outstanding                      3,350
Additional paid in capital
                                                                          46,650
Retained earnings                                                          8,845
                                                                    ------------
  Total Stockholders' Equity                                              58,845
                                                                    ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $     89,648
                                                                    ============




                            HERITAGE MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                                        Three Months Ended    Three Months Ended
                                                             March 31,             March 31,
                                                        ------------------    ------------------
                                                              2004                  2003
                                                        ------------------    ------------------

Revenue                                                 $         11,436      $         51,588

Operating expenses:
  Depreciation                                                     1,837                   293
  Other general and administrative                                13,968                24,481
                                                        ----------------      ----------------
                                                                  15,805                24,774
                                                        ----------------      ----------------

Net income (loss)                                       $         (4,369)     $         26,814
                                                        ================      ================


Net loss per share:
  Basic and diluted                                      $         (0.00)     $           0.01
                                                         ===============      ================

Weighted average shares outstanding:
  Basic and diluted                                            3,350,000             3,350,000
                                                        ================      ================



                            HERITAGE MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                2004                 2003
                                                           ---------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $        (4,369)    $        26,814
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                                    1,837                 293

Net change in:
  Trading securities                                                 2,699               4,543
  Current assets                                                       848              (3,250)
                                                           ---------------     ----------------

CASH FLOWS USED IN OPERATING ACTIVITIES                              1,015             (28,400)
                                                           ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES                                     -                   -

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (payments) on long term debt                             (1,015)                  -
                                                           ----------------    ---------------


CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                         (1,015)                  -
                                                           ----------------    ---------------

NET INCREASE IN CASH                                                     -              28,400)
  Cash, beg. of period                                                   -             (11,415)
                                                           ----------------    ---------------
  Cash, end of period                                      $             -     $        16,985
                                                           ================    ===============



SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                            $           930     $             -
  Income taxes paid                                        $             -     $             -


                            HERITAGE MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:  Presentation

The balance sheet of the Company as of March 31, 2004, the related condensed statements of operations for the three months ended March 31, 2004 and 2003 and the statements of cash flows for the three months ended March 31, 2004 and 2003 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2003 Form 10-K.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

General


We were incorporated in Nevada June 12, 2000 under the name of Fresh Air.com, Inc. and subsequently changed our name to Heritage Management, Inc. We are an independent mortgage banking company that is in the business of soliciting, processing and brokering the funding for residential mortgage loans. We have five salesmen who work for us on a subcontract basis who solicit mortgage loan applications through personal contact with realtors, real estate marketing entities and other organizations they may belong to.

Our business practices are detailed as follows:

Soliciting loans - we solicit residential mortgage loans through a referral network we have established with local real estate agents, and through any other method of marketing we may be able to generate loan applications, such as membership in professional organizations or other clubs where contacts can be made. Through these relationships, real estate agents or others will refer a home buyer to us at which time we will process and submit the loan to a funder for approval. Up to this point in time, all loans are through this referral network.

Processing loans - Our primary goal in this process is to accumulate all the information from the borrower that will make the underwriting decision by the funder as smooth and easy as possible. This includes accumulating credit scores, income and stability of income, liquid assets and net worth and the value and the condition of the property securing the loan. Whenever possible, we use "artificial intelligence" underwriting systems to determine whether a particular loan meets a funder's standards and expectations. Once all this information is accumulated, the loan will be submitted for approval.
Brokering loans - We have twenty (20) private investors that fund the loans we process. These investors are mostly institutions that are in the business of funding and/or buying loans. These investors advertise at mortgage banking conventions and in trade magazines, which is where we learned about and contacted them, and are available to any mortgage broker or mortgage company that qualifies with them. We currently believe we have sufficient investor sources to accommodate current and projected loan volume. Consequently, we do not retain any credit or interest rate or portfolio risk. We charge a fee which the home buyer pays at closing; these fees represent our revenue.

We offer a broad and competitive range of residential mortgage products that seek to meet the needs of all borrowers, both high and low credit-quality, through a variety of loan products. Our product line includes Fannie Mae-eligible loans, jumbo loans, adjustable rate mortgages, FHA-insured and VA-guaranteed loans, alternate "A" loans, non-prime loans, home equity and second mortgage loans. Our network of loan buyers allows us to identify a loan buyer who will purchase loans with specific features and to select a buyer who will accept the lowest yield for loans with those features. As a result, we are able to offer a wide range of products we believe are well priced and that have many different features to suit a customer's needs.

We place particular emphasis on marketing our loan products to home buyers but despite our emphasis on the home buyer market, we are able to benefit from expansions in refinancing activity. Currently, we concentrate our marketing, advertising and personnel resources on the home buyer mortgage market and are employing standard mortgage industry technology to increase our operating efficiency and mortgage closure rate. This technology is sold at mortgage bankers conventions, is standard to the mortgage industry and is available to all mortgage companies.

Method of distribution of products and services.

We currently have five salespersons working for us on a subcontract basis. In order to provide for their living while they develop business, we provide them with a draw for three months and then they are paid on a straight commission basis. When a salesperson starts with us, it usually takes sixty to ninety days before they will start receiving commission based on business they have generated because that is how long it usually takes for the loan process to go from the time of application to the time of funding. When the loan is closed or funded, is when we get paid our fees for the loan origination and processing. When we raise funds in this offering, we will be able to increase the number of salespersons out soliciting business for us and thereby grow our company. We have paid commission to salespersons for loans closed as is reflected in our financials statements included in this registration statement.

The proceeds from this offering will allow us to do the following:
* Place more emphasis on marketing to generate additional business while further streamlining our operations by purchasing software specific to the mortgage processing industry. The purchase of the software will allow us to handle the additional sales through increased efficiency, without much increased infrastructure.
* Allow us to develop a website that will be almost fully automated for home buyers or refinancing with a high credit rating. This website will allow us to process loans for high credit borrowers with a minimal increase in overhead, therefore allowing us to use our current infrastructure to process the loans for all other borrowers which take more time and from which we also make more revenue.

Principal Products or Services and Their Markets.

We offer a broad and competitive range of mortgage products that seek to meet the mortgage needs of all types of borrowers. Our product line includes Fannie Mae-eligible loans, jumbo loans, adjustable rate mortgages, FHA-insured and VA-guaranteed loans, alternate "A" loans, non-prime loans, home equity and second mortgage loans.

Conforming and Government-Insured Fixed Rate Loans. These mortgage loans conform to the underwriting standards established by Fannie Mae or Freddie Mac and may qualify for insurance from the FHA or a guarantee from the VA. We have been designated by the U.S. Department of Housing and Urban Development (HUD) as a direct endorser of loans insured by the FHA and as an automatic endorser of loans partially guaranteed by the VA, allowing us to offer so-called FHA or VA mortgages to qualified borrowers. FHA and VA mortgages must be underwritten within specific governmental guidelines, which include standards for borrowers' income, assets, credit worthiness, property value and property condition.

Adjustable Rate Mortgages (ARM). The ARM's defining feature is a variable interest rate that fluctuates over the life of the loan, usually 30 years.
Interest rate fluctuations are based on an index that is related to Treasury bill rates, regional or national average cost of funds of savings and loan associations, or another widely published rate, such as LIBOR. LIBOR is the base interest rate paid on deposits between banks in the Eurodollar market. A Eurodollar is a dollar deposited in a bank in a country where the currency is not a dollar. The Eurodollar market has been around for over 40 years and is a major component of the International financial market. The LIBOR rate is quoted in the Wall Street Journal daily.
Jumbo Loans. Jumbo loans are considered non-conforming mortgage loans because they have a principal loan amount in excess of the loan limits set by Fannie Mae and Freddie Mac (currently $322,700 for single-family, one-unit mortgage loans in the continental United States). We offer jumbo loans with creative financing features, such as the pledging of security portfolios.

Alternate "A" Loans. From a credit risk standpoint, alternate "A" loan borrowers present a risk profile comparable to that of conforming loan borrowers, but entail special underwriting considerations, such as a higher loan to value ratio or limited income verification.

Home Equity and Second Mortgage Loans. These loans are generally secured by second liens on the related property. Home equity mortgage loans can take the form of a home equity line of credit, which generally bears an adjustable interest rate, while second mortgage loans are closed-end loans with fixed interest rates. Both types of loans are designed for borrowers with high credit-quality profiles. Many of the home equity and second mortgage loans we make are closed in conjunction with a first mortgage. By taking a first and second mortgage to purchase a home, a customer can avoid paying mortgage insurance and may be able to qualify for a conforming loan as opposed to a jumbo loan.

Non-Prime Mortgage Loans. The non-prime mortgage loan focuses on customers whose borrowing needs are not served by traditional financial institutions. Borrowers of non-prime mortgage loans may have impaired or limited credit profiles, high levels of debt service to income, or other factors that disqualify them for conforming loans. Offering this category of mortgage loans on a limited basis allows us to provide loan products to borrowers with a variety of differing credit profiles.

RESULTS FOR THE FISCAL QUARTER ENDED March 31, 2004

Our fiscal quarter ended on March 31, 2004. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended March 31, 2004, were $11,493 compared with revenues for the three months ended March 31, 2003 of $51,588. The decrease is due primarily to a) uncertainty in the economy and interest rates in general; b) a rise in interest rates; c) a general decrease n refinancing mortgages; and c) the amount of time we had to spend on filing our current offering with the U.S. Securities & Exchange Commission. We expect that our revenue will increase as the interest rate market stabilizes and the uncertainty in the economy subsides, more particularly, the effect of the war on the economy and on the psychological effects of the war on people's decision to buy or not to buy a home.

EXPENSES. Total expenses for the three months ended March 31, 2004, were $15,805 compared with expenses for the three months ended March 31, 2003 of $24,774. The decrease is due to our being able to pare expenses significantly when our revenues decrease.

NET INCOME (LOSS). Net loss for the three months ended March 31, 2004 was ($4,369) compared to a net income of $26,814 for the three months ended March 31, 2003, such decrease being due to the same reasons our revenue declined. The net loss per share for the period ended March 31, 2004 was $0.00 compared with net income per share in the same period in 2002 of $0.01.

LIQUIDITY  AND  CAPITAL  RESOURCES.   We  have  no  cash  reserve  but  filed  a
Registration statement under Form SB-1 with the U.S. Securities & Exchange Commission which became effective on February 12, 2004. In April and through the date of this filing, we have raised $84,250. With these funds, we will put into action our plan of operation which is more fully described in our Form SB-1 registration statement which is available on the SEC website at www.sec.gov.

Employees

As of March 31, 2004, the Company had one employee.


NEED FOR ADDITIONAL FINANCING

The Company believes that the funds it is raising in its current offering under Form SB-1 will be sufficient to meet the Company's cash needs, including its plan of operation and the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

No commitments to provide additional funds have been made by management or other stockholders, other than the offering referred to in the preceding paragraph.

The Company's balance sheet as of March 31, 2004 reflects assets of 89,648. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.


ITEM 3.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial

Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.


PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended March 31, 2004.

(b)   Exhibits

Exhibit Number                      Name of Exhibit

   31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE MANAGEMENT, INC.

By /s/ E. Lee Murdock
--------------------------
E. Lee Murdock, President, CFO

Date: May 17, 2004

EXHIBIT 31.1

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, E. Lee Murdock, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Heritage Management, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  May 17, 2004

       /s/ E. Lee Murdock
       -----------------------------------------
           E. Lee Murdock
           President and Chief Executive Officer

EXHIBIT 31.2

CHIEF FINANCIAL OFFICER CERTIFICATION

I, E. Lee Murdock, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Heritage Management, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  May 17, 2004

       /s/ E. Lee Murdock
       -----------------------
       E. Lee Murdock
       Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Heritage Management, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated:  May 17, 2004

        /s/ E. Lee Murdock
        ------------------------------
      Name:   E. Lee Murdock
      Title:  Chief Executive Officer



Dated:  May 17, 2004

        /s/ E. Lee Murdock
        ------------------------------
        Name: E. Lee Murdock
       Title:  Chief Financial Officer