Form 10QSB
period 2004-06-30
HERITAGE MANAGEMENT INC
filed 2004-08-24
CIK 1231339

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                  --------------------------------------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to_______

Commission file number:  333-106955


                            HERITAGE MANAGEMENT INC.
                            ------------------------
              (Exact name of small business issuer in its charter)


          Nevada                                               75-2877108
-------------------------------                            --------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                             Identification No.)



             5031 Gordon Smith, Rowlett, Texas                 75043
            ----------------------------------------          --------
            (Address of principal executive offices)          Zip Code

Issuer's telephone number    972-771-0907
                             ------------

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X.  No.
    ---      ---


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
         PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ______ No _______

       APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's class of common equity, as of the last practicable date: As of August 19, 2004 the Company had 3,875,400 shares of voting Common Stock, $.001 par value issued and outstanding.

     Transitional Small Business Disclosure Format (check one): ________ _______




                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                            HERITAGE MANAGEMENT, INC.
                                  BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)

                                     ASSETS


Current assets:
  Cash                                                                         43,082
  Note receivable                                                              12,608
  Advances                                                                     51,156
                                                                          -----------
    Total current assets                                                      106,846

Property, Plant & Equipment, net of accumulated depreciation                   23,240

Other assets:
  Mortgage note receivable                                                     14,000
                                                                          -----------
TOTAL ASSETS                                                              $   144,086
                                                                          ===========

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable - non-related party                                          7,764
  Accrued expenses - affiliate                                                  8,097
  Loans payable - current portion                                               3,230
                                                                          -----------
    Total current liabilities                                                  19,091

Loans payable                                                                   9,638
                                                                          -----------
TOTAL LIABILITIES                                                         $    28,729
                                                                          ===========

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 50,000,000 shares authorized, 3,689,200
    shares issued and outstanding                                               3,689
Additional paid in capital                                                    126,111
Accumulated deficit                                                           (14,443)
                                                                          -----------
  Total Stockholders' Deficit                                                (115,357)
                                                                          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $   144,086
                                                                          ===========






                            HERITAGE MANAGEMENT, INC.
                             STATEMENT OF OPERATIONS
                Three and Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                     Three Months Ended           Six Months Ended
                                                         June 30,                      June 30,
                                                    2004           2003           2004           2003
                                                -----------    -----------    -----------    -----------

Revenue                                         $     8,945    $    58,610    $    20,114    $   109,948

Operating expenses:
  Depreciation                                        1,837           --            3,673           --
  Other general and administrative                   30,213         77,131         44,173         96,384
                                                -----------    -----------    -----------    -----------
                                                     32,050         77,131         47,846         96,384
                                                -----------    -----------    -----------    -----------

Income (loss) from operations                   $   (23,105)   $   (18,521)   $   (27,732)   $    13,564
                                                -----------    -----------    -----------    -----------
Other income:
  Interest income                                       244            254            512            504
  Interest expense                                     (437)          (179)          (437)          (179)
                                                -----------    -----------    -----------    -----------
                                                       (193)            75             75            325
                                                -----------    -----------    -----------    -----------

Net income (loss) before provision for
income taxes                                        (23,298)       (18,446)       (27,657)        13,889

Provision (benefit) for income taxes                   --           (2,968)          --            2,553
                                                -----------    -----------    -----------    -----------

Net income (loss)                               $   (23,298)   $   (15,478)   $   (27,657)   $    11,336
                                                ===========    ===========    ===========    ===========
Net loss per share:
  Basic and diluted                             $     (0.01)   $     (0.00)   $     (0.01)   $     (0.00)
                                                ===========    ===========    ===========    ===========

Weighted average shares outstanding:
  Basic and diluted                               3,660,668      3,350,000      3,505,334      3,350,000
                                                -----------    -----------    -----------    -----------

                            HERITAGE MANAGEMENT, INC.
                             STATEMENT OF CASH FLOWS
                     Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)



                                                           2004        2003
                                                          --------    --------
Cash flows from operating activities:
  Net loss                                                $(27,657)   $ 11,336
Adjustments to reconcile net loss to cash
 used in operating activities:
  Depreciation                                               3,673       1,864
 Changes in assets and liabilities:
  Note receivable                                            5,513        (504)
  Advances                                                 (17,857)      3,019
  Accounts payable and accrued expenses                      1,080        (796)
  Advances from affiliate                                       93

                                                          --------    --------
Net cash provided by (used in) operating activities        (35,155)     14,919
                                                          --------    --------
Cash flows from investing activities:
  Capital expenditures                                        --       (30,875)
                                                          --------    --------
Net cash used in investing activities                         --       (30,875)
Cash flows from financing activities:
  Sale of common stock for cash                             79,800        --
  Payments on note payable                                  (1,563)     (  503)
  Proceeds from note payable                                  --        16,459
                                                          --------    --------
Net cash provided by (used in) financing activities         78,237      15,956

Net decrease in cash                                        43,082        --
  Cash, beginning of period                                   --          --
                                                          --------    --------
  Cash, end of period                                     $ 43,082    $   --
                                                          ========    ========
Supplemental information:
  Income taxes paid                                       $   --      $   --
  Interest paid                                           $   --      $   --

                            HERITAGE MANAGEMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1: PRESENTATION

The balance sheet of Heritage Management, Inc. ("Heritage") as of June 30, 2004, the related statements of operations for the three and six months ended June 30, 2004 and the statements of cash flows for the three and six months ended June 30, 2004 included in the financial statements have been prepared by Heritage without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Heritage's financial position and results of operations. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in Heritage's December 31, 2003 Form 10-KSB.

NOTE 2 - COMMON STOCK

During the 2nd quarter Heritage sold 339,200 shares of common stock for net proceeds of $79,800.


NOTE 3 - ADVANCES

These represent advances on commissions to be paid on loans that are in the underwriting process and/or closing process.

ITEM 2. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and Notes thereto which appear elsewhere in this document. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. Readers should also carefully review factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

During the second quarter, we spend significant time on the following areas which took some emphasis from our immediate revenue but prepares a path for increased future revenues.
Firstly, we were engaged in raising funds under our IPO under which we were approved to sraise a minimum $60,000 and a maximum of $500,000. We closed the offering on July 13, 2004 after selling a total of 527,400 shares and raising a total of $131,850. This capital will allow us to put into action our plan of growth and operation which was described in our Form SB-1 filed with the U.S. Securities & Exchange Commission.
Secondly, we worked on a warehouse line of credit of $1,000,000 which we were able to get approved in early July. This warehouse line allows us to be a `correspondent', selling `closed loans' and then sell them on the secondary mortgage market. This allows us to sell `table funded loans' which should net the Company an additional $250 to $750 per loan.
Thirdly, we began making Home Equity Line of Credit loans (HELOCs). This has only been allowed in Texas since September 2003. So there is significanbt interest in this type of loan. The market for this loan can be seen by looking at the interest or this type of loan in states where it has been legal for many years.
Fourthly, we will be purchasing the rights to the name `Discount Mortgage Source' and rights to the website `DiscountMortgageSource.com'. This will give us the ability to offer online loan application and approval to higher credit buyers, and allow us to follow up on buyers who cannot get approval through our online process. Since we were going to develop our own website, this will shorten the time involved and allow us to offer online applications and approvals immediately.


RESULTS FOR THE FISCAL QUARTER ENDED June 30, 2004

Our fiscal quarter ended on June 30, 2004. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended June 30, 2004 and 2003 was $8,945 and $58,610 respectively and revenues for the six months ended June 30, 2004 and 2003 were $20,114 and $109,948 respectively.

EXPENSES. Total expenses for the three months ended June 30, 2004 and 2003 were $32,050 and $77,131 respectively. Expenses for the six months ended June 30, 2004 and 2003 were $47,846 and $96,384 respectively.

The weighted average shares outstanding increased due to the selling of shares under our SB-1 offering referred to in the previous section.

LIQUIDITY AND CAPITAL RESOURCES. We posted a net loss of $23,298 and $15,478 for the three months ended March 31, 2004 and 2003 respectively and posted a net loss of $27,657 and a net income of $11,336 for the six months ended June 30, 2004 and 2003 respectively.

ITEM 3.   CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures
         ------------------------------------------------

         We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were adequate.

(b)      Changes in internal controls
         ----------------------------

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are not involved in any lawsuits and are not aware of any pending litigation.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 19, 2004                   HERITAGE MANAGEMENT, INC.

                                        By:  /s/ E. Lee Murdock
                                        ------------------------------------
                                                 E. Lee Murdock,
                                                 Chief Executive Officer
                                                 and Chief Financial Officer

                                                                      Exhibit 31
CERTIFICATION
-------------


I, E. Lee Murdock, certify that:

1. I have reviewed this annual report on Form 10-QSB of Heritage Management, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


Date: August 19, 2004

/s/  E. Lee Murdock
-------------------
     E. Lee Murdock
     Chief Executive Officer and Chief Financial Officer

                                                                      Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Heritage Management, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, E. Lee Murdock, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  E. Lee Murdock
-------------------
     E. Lee Murdock
     Chief Executive Officer and Chief Financial Officer


August 19, 2004