Form 10QSB
period 2004-09-30
HERITAGE MANAGEMENT INC
filed 2004-11-17
CIK 1231339

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission file number:  333-106955

                            HERITAGE MANAGEMENT INC.
              (Exact name of small business issuer in its charter)


                Nevada                                     75-2877108
                ------                                     ----------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)


        5031 Gordon Smith Rowlett Texas           75043
    -----------------------------------         ----------
  (Address of principal executive offices)      (Zip Code)

Issuer's telephone number   972-771-0907
                            ------------

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---     ---


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes      No
    ---     ---

         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's class of common equity, as of the last practicable date: As of November 5, 2004 the Company had 3,885,400 shares of voting Common Stock, $.001 par value issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
                                                                    ---    ---

                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                            HERITAGE MANAGEMENT, INC.
                           CONSOLDIATED BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)

                                     ASSETS


CURRENT ASSETS:
    Cash                                                             $  65,110
    Note receivable                                                     12,852
    Advances                                                            69,045
                                                                     ---------
    Total current assets                                               147,007

Property, Plant & Equipment, net of accumulated depreciation            23,555

OTHER ASSETS:
    Mortgage note receivable                                            14,000
                                                                     ---------
    Total other assets                                                  14,000

                                                                     ---------
TOTAL ASSETS                                                         $ 184,562
                                                                     =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
    Accounts payable                                                 $   8,018
    Current protion - loans payable                                      3,307
                                                                     ---------
    Total current liabilities                                           11,325

Loans payable                                                            8,978
                                                                     ---------
TOTAL LIABILITIES                                                       20,303

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 50,000,000 authorized,
            3,885,400 shares issued and outstanding                      3,885
    Additional paid-in-capital                                         174,965
    Accumulated deficit                                                (14,591)
                                                                     ---------
        Total Stockholders' Equity                                     164,259
                                                                     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $ 184,562
                                                                     =========




                            HERITAGE MANAGEMENT, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      Nine Months Ended Septemberr 30, 2002
                                   (Unaudited)



                                                  Three months      Three months       Nine months       Nine months
                                                      Ended             Ended             Ended             Ended
                                                  Sept 30, 2004     Sept 30, 2003     Sept 30, 2004     Sept 30, 2003
                                                ------------------------------------------------------------------------

 Revenue                                                  $38,632           $58,078           $58,746          $168,026

 Operating expenses:
     Depreciation                                           1,935             1,864             5,608             3,700
     General and administrative                            36,482            37,675            80,655           147,115
                                                ------------------------------------------------------------------------
         Total Operating Expense                           38,417            39,539            86,263           150,815
                                                ------------------------------------------------------------------------

 Net income (loss) from oeprations                            215            18,539           (27,517)           17,211
                                                ========================================================================

 Other income:
 Interest income                                              244               252               756               756
 Interest expense                                            (607)             (650)           (1,044)             (829)
                                                ------------------------------------------------------------------------
                                                             (363)             (398)             (288)              (73)
                                                ------------------------------------------------------------------------

 Net income (loss) before provision for
 income taxes                                                (148)           18,141           (27,805)           17,138

 Provision for income taxes                                     0             6,095                 0             6,095
                                                ------------------------------------------------------------------------

 Net income (loss)                                          ($148)          $12,046          ($27,805)          $11,043
                                                ========================================================================



 Loss per share - basic and diluted                         $0.00             $0.00            ($0.01)            $0.00
                                                ========================================================================

 Weighted average shares outstanding:
 Basic and diluted                                      3,858,878         3,350,000         3,801,522         3,350,000
                                                ========================================================================


                   HERITAGE MANAGEMENT, INC.

                       CONSOLDATED STATEMENT OF CASH FLOWS
                 Nine Months Ended Septemberr 30, 2004 and 2003
                                   (Unaudited)

                                                                  Nine months       Nine months
                                                                     Ended             Ended
                                                                 Sept 30, 2004     Sept 30, 2003
                                                               ------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         ($27,805)          $11,043
     Adjustments to reconcile net loss to net
             cash (used) by operating activities:
                 Depreciation                                              5,608             3,700
     Changes in assets and liabilities:
                 Note receiveable                                          5,269               756
                 Advances                                                (35,746)           (1,018)
                 Accounts payable and accrued expenses                     1,334            10,368
                 Advances from affiliate                                  (8,004)            4,652
                                                               ------------------------------------
 Net cash provided by (used in) operating activities:                    (59,344)           29,501

 Cash flows from investing activities:
     Capital expenditures                                                 (2,250)          (30,875)

 Cash flows from financing activities:
     Sale of common stock                                                133,850                 -
     Less: offering expenses                                              (5,000)
     Payments on note payable                                             (2,146)             (503)
     Proceeds from note payable                                                -            16,459
                                                               ------------------------------------
 Net cash provided by (used in) financing activities                     126,704            15,956

                                                               ------------------------------------

 Net increase in cash                                                    $65,110           $14,582

 Cash, beginning of period                                                     -                 -
                                                               ------------------------------------

 Cash, end of period                                                     $65,110           $14,582
                                                               ====================================

 Supplemental information:
     Income taxes paid                                                        $-            $6,095
     Interest paid                                                        $1,044              $829


                            HERITAGE MANAGEMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1: PRESENTATION

The balance sheet of Heritage Management, Inc. ("Heritage") as of September 30, 2004, the related statements of operations for the three and nine months ended September 30, 2004 and the statements of cash flows for the three and nine months ended September 30, 2004 included in the financial statements have been prepared by Heritage without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Heritage's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in Heritage's December 31, 2003 Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

During the second quarter, we spend significant time on the following areas which took some emphasis from our immediate revenue but prepares a path for increased future revenues. Firstly, we were engaged in raising funds under our IPO under which we were approved to raise a minimum $60,000 and a maximum of $500,000. We closed the offering on July 13, 2004 after selling a total of 527,400 shares and raising a total of $131,850. This capital will allow us to put into action our plan of growth and operation which was described in our Form SB-1 filed with the U.S. Securities & Exchange Commission.
Secondly, we worked on a warehouse line of credit of $1,000,000 which we were able to get approved in early July, and started funding loans in the quarter ended September 30. This warehouse line allows us to be a 'correspondent', selling 'closed loans' and then sell them on the secondary mortgage market. This allows us to sell 'table funded loans' which should net the Company an additional $250 to $750 per loan.
Thirdly, we began making and funding Home Equity Line of Credit loans (HELOCs). This has only been allowed in Texas since September 2003, so we have seen a significant interest in this type of loan. We expect this interest to continue and expect that we will continue to fund these types of loans.


RESULTS FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2004

Our fiscal quarter ended on September 30, 2004. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended September 30, 2004 and 2003 was $38,632 and $58,078 respectively and revenues for the nine months ended September 30, 2004 and 2003 were $58,746 and $168,026 respectively.

EXPENSES. Total expenses for the three months ended September 30, 2004 and 2003 were $38,417 and $39,539 respectively. Expenses for the nine months ended September 30, 2004 and 2003 were $86,263 and $150,815 respectively.

The weighted average shares outstanding increased due to the selling of shares under our SB-1 offering referred to in the previous section.

LIQUIDITY AND CAPITAL RESOURCES. We posted a net loss of $148 and a profit of $24,236 for the nine months ended September 30, 2004 and 2003 respectively and posted a net loss of $27,805 and a net income of $23,233 for the six months ended September 30, 2004 and 2003 respectively.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report.

        Exhibit No.                     Document

         31.1 Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act.

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The following Report on Form 8-K was filed on August 23, 2004:

           Change in Registrant's Certifying Accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 5, 2004                          HERITAGE MANAGEMENT, INC.

                                             By: /s/ E. Lee Murdock
                                                 -----------------------------
                                                   E. Lee Murdock,
                                                   Chief Executive Officer
                                                   and Chief Financial Officer

                                                                      Exhibit 31
CERTIFICATION

I, E. Lee Murdock, certify that:

1. I have reviewed this report on Form 10-QSB of Heritage Management, Inc.

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


Date:  November 5, 2004

/s/ E. Lee Murdock
------------------
    E. Lee Murdock
    Chief Executive Officer and Chief Financial Officer

Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Heritage Management, Inc. (the "Company") on Form 10- QSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, E. Lee Murdock, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ E. Lee Murdock
------------------
    E. Lee Murdock
    Chief Executive Officer and Chief Financial Officer


November 5, 2004