Form 10KSB
period 2004-12-31
HERITAGE MANAGEMENT INC
filed 2005-05-17
CIK 1231339

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2004

HERITAGE MANAGEMENT, INC.

 (Exact name of registrant as specified in its charter)

Nevada	333-106955	75-2877108
(State or other jusrisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

750 E. Interstate 30, Rockwall, Texas 75087

(Address of principal executive offices (zip code))

972-771-0907

(Registrant’s telephone number, including area code)

(Former address)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past12 months and (2) has been  subject to such filing  requirement  for the past 90days.

                         X    YES                        NO

                     ---------                 ---------

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2004:

$221,350

Shares of common stock outstanding at December 31, 2004:    3,885,400

PART I.

ITEM 1.

DESCRIPTION OF BUSINESS

We are an independent mortgage banking company that is in the business of soliciting, processing and brokering the funding for residential mortgage loans. We have five salesmen who work for us on a subcontract basis who will solicit mortgage loan applications through personal contact with realtors, real estate marketing entities and other organizations they may belong to. Once the loan is solicited and an application received, we will process the loan. Processing the loan entails gathering all the necessary paperwork in order to submit the loan package (one loan) to an investor/underwiter for funding approval. Once the loan is approved, the applicant (home buyer) is notified and a closing date is set. This whole process is sometimes referred to as ‘originating’ a loan.

Brokering loans – We have twenty (20) private investors that fund the loans we process. These investors are mostly institutions that are in the business of funding and/or buying loans. These investors advertise at mortgage banking conventions and in trade magazines, which is where we learned about and contacted them, and are available to any mortgage broker or mortgage company that qualifies with them. We currently believe we have sufficient investor sources to accommodate current and projected loan volume. Consequently, we do not retain any credit or interest rate or portfolio risk. We charge a fee which the home buyer pays at closing; these fees are revenue.

We offer a broad and competitive range of residential mortgage products that seek to meet the needs of all borrowers, both high and low credit-quality, through a variety of loan products. Our product line includes Fannie Mae- eligible loans, jumbo loans, adjustable rate mortgages, FHA-insured and VA- guaranteed loans, alternate "A" loans, non-prime loans, home equity and second mortgage loans. Our network of loan buyers allows us to identify a loan buyer who will purchase loans with specific features and to select a buyer who will accept the lowest yield for loans with those features. As a result, we are able to offer a wide range of products we believe are well priced and that have many different features to suit a customer's needs.

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

We currently have five salespersons working for us on a subcontract basis. In order to provide for their living while they develop business, we provide them with a draw for three months and then they are paid on a straight commission basis. When a salesperson starts with us, it usually takes sixty to ninety days before they will start receiving commissions based on business they ahve generated because that is how long it usually takes from the loan application process to the time of funding. When the loan is closed or funded, we get paid our fees for the loan origination and processing. When we raise funds in this offering, we will be able to increase the number of salespersons soliciting business for us and thereby grow our company. We have paid commissions to salespeople for loans closed as are reflected in our financials statements included in this registration statement.

Principal Products or Services and Their Markets.

We offer a broad and competitive range of mortgage products that seek to meet the mortgage needs of all types of borrowers. Our product line includes Fannie Mae-eligible loans, jumbo loans, adjustable rate mortgages, FHA-insured and VA-guaranteed loans, alternate "A" loans, non-prime loans, home equity and second mortgage loans.

COMPETITION:

Competition in the mortgage banking industry is based on many factors, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan and interest rates. A large number of mortgage companies transact business through retail offices and other traditional channels. Our competitors include other mortgage bankers and brokers, state and national commercial banks, savings and loan associations, credit unions, insurance companies and other finance companies. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do.

No single lender or group of lenders has, on a national level, achieved a dominant share of the market with respect to loan originations for first mortgages. We believe that our product offerings, competitive pricing, advanced technology and business strategies enable us to compete effectively with these entities.

ITEM 2.

DESCRIPTION OF PROPERTY

During 2004, the Company's corporate offices were located at 750 East Interstate 30, Suite 100, Rockwall, Texas 75087. The Company shares these corporate facilities with an unrelated company, which includes the use of telephones, equipment and the internet for $500 per month.

ITEM  3.

LEGAL PROCEEDINGS

The company is not involved in any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote to the security holders during 2004.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Common Stock is currently quoted on the OTC Bulletin Board under the symbol “HMGI.”

The following table sets forth the quarterly high and low bid prices for the Common Stock for 2004.  The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal 2004	High	Low
First Quarter	n/a	n/a
Second Quarter	n/a	n/a
Third Quarter	$0.25	$0.25
Fourth Quarter	$0.25	$0.25

Shareholders

As of December 31, 2004, there were approximately 100 record holders of the Common Stock. This number excludes any estimate by the Company of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

The Company has not paid cash dividends on any class of common equity since formation and the Company does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

The Company has no warrants outstanding.

ITEM 6

MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2004

During the second quarter, we spent significant time on the following areas which took some emphasis from our immediate revenue but prepares a path for increased future revenues:

First, we were engaged in raising funds  through the initial public offering of our stock through which we were approved to raise a minimum of $60,000 and a maximum of $500,000. We closed the offering on July 13, 2004 after selling a total of 527,400 shares and raising a total of $131,850. This capital will allow us to put into action our plan of growth and operation which was described in our Form SB-1, which was filed with the U.S. Securities & Exchange Commission.

Second, we worked on a warehouse line of credit of $1,000,000 which we were able to get approved in early July. This warehouse line allows us to be a ‘correspondent’, selling ‘closed loans’ and then sell them on the secondary mortgage market. This allows us to sell ‘table funded loans’ which should net the Company an additional $250 to $750 per loan. A ‘correspondent’ is a lender who uses their own money to fund loans; table funded loans’ are loans we fund at the closing table, not needing to submit paperwork to a third party lender for funding; and, closed loans are loans that we have funded (‘closed’).

Third, we began making Home Equity Line of Credit loans (HELOCs). These loans have only been allowed in Texas since September 2003. There is significant interest in this type of loan. The market for this loan can be seen by looking at the interest or this type of loan in states where it has been legal for many years.

Fourth, we plan to purchase the rights to the name ‘Discount Mortgage Source’ and rights to the website ‘DiscountMortgageSource.com’. This will give us the ability to offer online loan application and approval to higher credit buyers, and allow us to follow up on buyers who cannot get approval through our online process. Since we were going to develop our own website, this will shorten the time involved in loan processing and allow us to offer online applications and approvals immediately.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2004

Net revenues for the year ended December 31, 2004 decreased by $113,282 to $74,022 from $187,304 for the corresponding period of the prior year.

Total expenses for the year ended December 31, 2004 decreased by $57,694 to $104,775 from $162,469 for the corresponding period of the prior year.  The decrease is attributable to the discontinuance of the operation of our subsidiary and our only expenses were to maintain our status as a public company and general and administrative expenses related to that effort.

Net loss for the year ended December 31, 2004 was by $(29,753) compared to a net profit of $23,282 for the corresponding period of the prior year.

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of Lopez, Blevins, Bork & Associates, LLP appear on pages F-1 through F-7 of this report.

ITEM 7.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

Malone & Bailey, PLLC was the  auditor for the Company for the year ended December 31, 2003.  For the year ended  December 31, 2004,  we engaged  Lopez, Blevins, Bork & Associates, LLP.  We had no disagreements with Malone & Bailey, PLLC on accounting or financial  disclosure  issues and filed an 8-K in August 2004 to disclose the change in auditors.

ITEM 8A.

CONTROLS AND PROCEDURES

(a)

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Securities and Exchange Act of 1933 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

(b)

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART III.

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As of December 31, 2004, the following persons serve as directors and officers of the Company.

E. Lee Murdock

Chief Executive Officer, President, Chief Financial Officer and Director

E. Lee Murdock is our Chief Executive Officer, Chief Financial Officer and sole Director. He served in the U.S. Army from 1969 to 1971 and from 1971 to 1974 he attended the Devry Institute of Technology, where he earned a Bachelors Degree in Electronics Engineering Technology. From 1975 to 1988, he worked in computer and service positions until 1988 when he co-founded Golden Eagle Filtration Systems which was sold in 1995.  From 1997 to the present time, he has been the General Manager of Fresh Air, a commercial and residential environmental service company, as well as starting and developing Heritage Management, Inc.

ITEM 10.

EXECUTIVE COMPENSATION

No executive compensation was paid in 2004.

ITEM 11.

SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2004, the following persons are known to the Company to own 10% or more of the Company's Voting Stock:

Name and Address	AMOUNT BENEFICIALLY OWNED*	PERCENT of CLASS

E. Lee Murdock 750 East Interstate 30, Suite 100 Rockwall, Texas 75087	3,000,000	77.21%

All directors and officers as a group (1 persons)	3,000,000	77.21%

     *    Unless otherwise indicated such person is the sole beneficial owner of the shares set forth opposite his name.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

None.

ITEM 13.

EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Public Accountant

Balance Sheet as of December 31, 2004

Statements of Operations - Twelve Months Ending December 31, 2004 and 2003

Statements of Stockholders Equity - Twelve Months Ending December 31, 2004 and 2003

Statements of Cash Flows - Twelve Months Ending December 31, 2004 and 2003

Notes to Financial Statements

(b) The company filed the following Form 8-K’s in 2003 and 2004.

2.01*

Changes in Auditors, filed as Form 8-K dated August 23, 2004

(c)

Exhibits

31

Certification

32

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO and CFO

*

Previously filed on Form 8- K dated August 23, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2004 was $1,990 and to our prior auditors for  2004 and 2003 were $3,975  and $4,000, respectively.

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

HERITAGE MANAGEMENT, INC.

By:

/s/  E. Lee Murdock

             E. Lee Murdock

Chief Executive Officer & Chief Financial Officer

Dated: May 9 , 2005

 Exhibit 31

CERTIFICATION

I, E. Lee Murdock, certify that:

1. I have reviewed this annual report on Form 10-KSB of Online Processing, Inc.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2005

/s/  E. Lee Murdock

E. Lee Murdock

Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Online Processing, Inc. (the “Company”) on Form 10-KSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, E. Lee Murdock, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

E. Lee Murdock

E. Lee Murdock

Chief Executive Officer and Chief Financial Officer

May 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

  Heritage Management, Inc.

  Rockwall, Texas

We have audited the accompanying consolidated balance sheet of Heritage Management, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Management, Inc. as of December 31, 2004, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lopez, Blevins, Bork & Associates, LLP

Lopez, Blevins, Bork & Associates, LLP

Houston, Texas

March 31, 2005

HERITAGE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2004

ASSETS
Current assets:
Cash	$ 53,590
Notes receivable	10,000
Advances	87,753
Other current assets	3,096
Total current assets	154,439

Property and equipment, net	21,719

Mortgage note receivable	14,000

Total assets	$ 190,158

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 5,436
Current portion of long-term debt	5,643
Total current liabilities	11,079

Long term debt	15,398

Total liabilities	26,477

Commitments

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 25,000,000 shares authorized, 3,885,400 shares issued and outstanding	3,885
Additional paid in capital	174,965
Accumulated deficit	(15,169)
Total Stockholders’ Equity	163,681

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 190,158

See accompanying summary of accounting policies

and notes to financial statements.

HERITAGE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2004 and 2003

	2004	2003

Revenue	$ 74,022	$ 187,304

Operating expenses:
Consulting	225	3,250
Commissions	8,414	124,929
Processing expense	1,940	80
Office and equipment rent	542	4,178
Wages	23,835	-
Other general and administrative	69,819	30,032
	104,775	162,469

Income (loss) from operations	(30,753)	24,835

Interest income	1,000	1,000

Income (loss) before provision for income taxes	(29,753)	25,835

Benefit (Provision) for income tax	1,370	(2,553)

Net income	$ (28,383)	$ 23,282

Net income per share:
Basic and diluted	$ (0.01)	$ 0.01

Weighted average shares outstanding:
Basic and diluted	3,687,736	3,350,000

See accompanying summary of accounting policies

and notes to financial statements.

HERITAGE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2004 and 2003

	Common stock		Additional paid in capital	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2002	3,350,000	$ 3,350	$ 46,650	$ (10,068)	$ 39,932
Net income	-	-	-	23,282	23,282
Balance, December 31, 2003	3,350,000	3,350	46,650	13,214	63,214

Issuance of common stock for cash	535,400	535	128,315	-	128,850
Net income	-	-	-	(28,383)	(28,383)
Balance, December 31, 2004	3,885,400	$ 3,885	$ 174,965	$ (15,169)	$ 163,681

See accompanying summary of accounting policies

and notes to financial statements.

HERITAGE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net income (loss)	$ (28,383)	$ 23,282
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	7,444	5,537
Changes in assets and liabilities:
Notes receivable	8,121	(12,748)
Advances	(57,550)	-
Accounts payable and accrued expenses	(1,248)	(1,375)
Advances – affiliate	(8,004)	-
Federal income tax payable	-	1,747
Net cash used in (provided by) operating activities	(79,620)	16,443

Cash flows from investing activities:
Capital expenditures	(2,250)	(30,874)

Cash flows from financing activities:
Proceeds from sale of common stock	128,850	-
Proceeds from note payable	10,000	16,709
Payments on note payable	(3,390)	(2,278)
Net cash flows from financing activities	135,460	14,431

Net increase (decrease) in cash	53,590	-
Cash, beginning of period	-	-
Cash, end of period	$ 53,590	$ -

Supplemental information:
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -

See accompanying summary of accounting policies

and notes to financial statements.

HERITAGE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of business.  On June 12, 2000 Heritage Management, Inc. ("Heritage”) was incorporated under the laws of the State of Nevada. It is engaged in assisting residential borrowers in obtaining mortgage loans in the state of Texas.

Principles of Consolidation

The December 31, 2004 consolidated financial statements include the accounts of Heritage’s wholly owned subsidiary, Heritage Funding Corporation.  All significant intercompany transactions and balances have been eliminated.

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

Advertising Costs

Advertising costs are charged to operations when incurred.  Advertising expenses for 2004 and 2003 were $5,974 and $1,350, respectively.

Commissions and Processing Fees

Commissions are those costs paid to salespeople for soliciting loans. Processing fees are costs paid for processing loans.  The payments made for processing are expensed when incurred since the costs are not dependent on the loan closing.  Commissions are expensed when earned. Amounts advanced that are not earned are reflected on the financial statements in the current asset section as advances.  None of these amounts were paid to related parties.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R prospectively commencing in the third quarter of the fiscal year ending December 31, 2005. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R.

NOTE 2 - NOTE RECEIVABLE

Heritage has a $10,000 unsecured note receivable with an Internet company, due November 16, 2005 and bearing interest at 10%.  Accrued interest receivable is $3,096 as of December 31, 2004 and included in other current assets.

NOTE 3 – ADVANCES

Heritage has made commission advances to a mortgage broker that will be applied against future commissions.

Heritage has a $2,618 non-interest bearing unsecured note receivable with a mortgage loan processing company, due on demand.

NOTE 4 – MORTGAGE NOTE RECEIVABLE

Heritage has a $14,000 mortgage note receivable with an individual, secured by a second lien on real estate, due in monthly installments through June 1, 2031, bearing interest at a rate of 10%.

NOTE 5 - INCOME TAXES

The provision (benefit) for federal income tax for Heritage Funding (the operating subsidiary) consists of the following for the years ended December 31:

	2004	2003
Current provision	$ (1,370)	$ 2,553
Deferred provision	-	-
	$ (1,370)	$ 2,553

Deferred income taxes consist of the following at December 31:

	2004	2003
Short-term:
Deferred tax assets	$ -	$ -

Long-term:
Deferred tax liability	-	-
Valuation allowance	-	-
	$ -	$ -

The following is a reconciliation of income taxes calculated at the United States federal statutory rate to the income tax provision (benefit):

	Years ended December 31,
	2004	2003
Provision for income taxes at U.S. statutory rate	15%	15%
Effect of utilization of net operating loss Carryforwards	(15)%	(5)%
Income tax provision	0%	10%

Heritage Management (the non-operating parent) had taxable loss of approximately $22,000 for 2004 and had not yet realized taxable losses from prior years.  At December 31, 2004 a deferred tax asset has not been recorded due to Heritage’s limited history to provide income to use the net operating loss carryover of approximately $31,000 that expires in years 2020 through 2024.

NOTE 6 – LONG-TERM DEBT

In March 2003, Heritage entered into a note payable for an automobile, interest rate of 4.34%, with a maturity date of March 8, 2008.

In October of 2004, Heritage entered into an unsecured note payable for working capital, such note having an interest rate of 4.79%, and being due November 1, 2008 with monthly principal and interest payments of $230.19.

Future note payments are as follows:

2005	$ 5,643
2006	5,904
2007	6,178
2008	3,316
$ 21,041

NOTE 7 – COMMON STOCK

During 2004 Heritage sold 535,400 shares of common stock for net proceeds of $128,850.

NOTE 8 - COMMITMENTS

Heritage leases its office under a month to month agreement.  The lease provides for monthly payments of rent of $150.

Rent expense was $1,800 for 2004 and 2003, respectively.