Form 10QSB
period 2005-03-31
HERITAGE MANAGEMENT INC
filed 2005-06-17
CIK 1231339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[    ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 333-106955

HERITAGE MANAGEMENT, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	75-2877108 (IRS Employer Identification No.)

Nevada 75-2877108

(State or other jurisdiction of incorporation or organization)(IRS Employer Identification No.)

5031 Gordon Smith Rowlett, Texas 75088

(Address of principal executive offices)

  (972) 771-3863

(Issuer's telephone number)

N/A

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

Yes :    No 9

As of March 31, 2005 there were 3,885,400 shares of Common Stock of the issuer outstanding.

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

HERITAGE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEET

March 31, 2005

(Unaudited)

ASSETS

Current assets
Cash	$ 45,183
Note receivable	10,000
Advances	93,797
Other current assets	3,346
Total current assets	152,325

Property and equipment, net	20,314

Other assets
Mortgage receivable	14,000
$ 186,640

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$ 7,546
Current portion – long term debt	5,711
Total current liabilities	13,257

Long term debt	13,983
Total liabilities	27,240

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 3,885,400 shares issued and outstanding	3,885
Additional paid in capital	174,965
Accumulated deficit	(19,450)
Total Stockholders’ Equity	159,400

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 186,640

HERITAGE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2005	2004

Revenue	$ 1,933	$ 11,436

Operating expenses:
Depreciation	1,405	1,837
Other general and administrative	4,809	13,968
	6,214	15,805

Net income (loss)	$ (4,281)	$ (4,369)

Net loss per share:
Basic and diluted	$ (0.00)	$ 0.00

Weighted average shares outstanding:
Basic and diluted	3,885,400	3,350,000

HERITAGE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,281)	$ (4,369)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	1,405	1,837

Net change in:
Other current assets	(250)
Advances	(6,044)	848
Accounts payable & accrued expenses	2,110	2,722

CASH FLOWS USED IN OPERATING ACTIVITIES	(7,060)	1,038

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) on long term debt	(1,347)	(1,038)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(1,347)	(1,038)

NET INCREASE (DECREASE) IN CASH	(8,407)	-
Cash, beg. of period	53,590	-
Cash, end of period	$ 45,183	$ -

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ 274	$ 930
Income taxes paid	$ -	$ -

HERITAGE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Presentation

The balance sheet of the Company as of March 31, 2005, the related condensed statements of operations for the three months ended March 31, 2005 and 2004 and the statements of cash flows for the three months ended March 31, 2005 and 2004 included in the financial statements have been prepared by the Company without audit.  In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s December 31, 2004 Form 10-KSB.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

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

Our business practices are detailed as follows:

Soliciting loans – we solicit residential mortgage loans through a referral network we have established with local real estate agents, and through any other method of marketing we may be able to generate loan applications, such as membership in professional organizations or other clubs where contacts can be made. Through these relationships, real estate agents or others will refer a home buyer to us at which time we will process and submit the loan to a funder for approval. Up to this point in time, all loans are through this referral network.

Processing loans - Our primary goal in this process is to accumulate all the information from the borrower that will make the underwriting decision by the funder as smooth and easy as possible. This includes accumulating credit scores, income and stability of income, liquid assets and net worth and the value and the condition of the property securing the loan. Whenever possible, we use "artificial intelligence" underwriting systems to determine whether a particular loan meets a funder’s standards and expectations. Once all this information is accumulated, the loan will be submitted for approval.

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

We currently have five salespersons working for us on a subcontract basis. In order to provide for their living while they develop business, we provide them with a draw for three months and then they are paid on a straight commission basis. When a salesperson starts with us, it usually takes sixty to ninety days before they will start receiving commission based on business they have generated because that is how long it usually takes for the loan process to go from the time of application to the time of funding. When the loan is closed or funded, we get paid our fees for the loan origination and processing. When we raise funds in this offering, we will be able to increase the number of salespersons soliciting business for us and thereby grow our company. We have paid commissions to salespeople for loans closed as is reflected in our financial statements included in this registration statement.

The proceeds from this offering will allow us to do the following:

* Place more emphasis on marketing to generate additional business while further streamlining our operations by purchasing software specific to the mortgage processing industry. The purchase of the software will allow us to handle the additional sales through increased efficiency, without much increased infrastructure.

* Allow us to develop a website that will be almost fully automated for home buyers or refinancers with a high credit rating. This website will allow us to process loans for high credit borrowers with a minimal increase in overhead, therefore allowing us to use our current infrastructure to process the loans for all other borrowers which take more time and from which we also make more revenue.

Principal Products or Services and Their Markets.

We offer a broad and competitive range of mortgage products that seek to meet the mortgage needs of all types of borrowers. Our product line includes Fannie Mae-eligible loans, jumbo loans, adjustable rate mortgages, FHA-insured and VA-guaranteed loans, alternate "A" loans, non-prime loans, home equity and second mortgage loans.

Conforming and Government-Insured Fixed Rate Loans. These mortgage loans conform to the underwriting standards established by Fannie Mae or Freddie Mac and may qualify for insurance from the FHA or a guarantee from the VA. We have been designated by the U.S. Department of Housing and Urban Development (HUD) as a direct endorser of loans insured by the FHA and as an automatic endorser of loans partially guaranteed by the VA, allowing us to offer so-

called FHA or VA mortgages to qualified borrowers. FHA and VA mortgages must be underwritten within specific governmental guidelines, which include standards for borrowers' income, assets, credit worthiness, property value and property condition.

Adjustable Rate Mortgages (ARM). The ARM's defining feature is a variable interest rate that fluctuates over the life of the loan, usually 30 years. Interest rate fluctuations are based on an index that is related to Treasury bill rates, regional or national average cost of funds of savings and loan associations, or another widely published rate such as LIBOR. LIBOR is the base interest rate paid on deposits between banks in the Eurodollar market. A Eurodollar is a dollar deposited in a bank in a country where the currency is not a dollar. The Eurodollar market has been around for over 40 years and is a major component of the International financial market. The LIBOR rate is quoted in the Wall Street Journal daily.

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

RESULTS FOR THE FISCAL QUARTER ENDED March 31, 2005

Our fiscal quarter ended on March 31, 2005.  Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2005, were $1,933 compared with revenues for the three months ended March 31, 2004 of $11,436. The decrease is  due primarily to a) uncertainty in the economy and interest rates in general; b) a rise in interest rates; c) a general decrease in refinancing mortgages; and c) our inability so far to turn the funding from our SB-1 offering into positive marketing to offset some of the factors in the preceding a) and b). We expect that our revenue will increase if our marketing efforts provide positive results in the form of increased loan applications and closings. One positive thing is that the housing market is still strong.

EXPENSES. Total expenses for the three months ended March 31, 2005, were $6,214 compared with expenses for the three months ended March 31, 2004 of $15,805. The decrease is due to many expenses being tied to revenue and our revenue is down.

NET INCOME (LOSS). Net loss for the three months ended March 31, 2005 was ($4,281) compared to a net loss of ($4,369) for the three months ended March 31, 2004, such decrease being due to the same reasons our revenue declined. The net loss per share for the period ended March 31, 2005 was $0.00 compared with net income per share in the same period in 2004 of $0.00.

LIQUIDITY AND CAPITAL RESOURCES. We have reasonable cash reserves which came from the funds received from an offering that was filed with the U.S. Securities & Exchange Commission which became effective on February 12, 2004. The funds were raised in the middle of 2004 and we are in process of putting into action our plan of operation which is more fully described in our Form SB-1 registration statement which is available on the SEC website at www.sec.gov.

Employees

As of March 31, 2005, the Company had one employee.

NEED FOR ADDITIONAL FINANCING

The Company believes that the funds it raised in its 2004 offering under Form SB-1 will be sufficient to meet the Company's cash needs, including its plan of operation and the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

No commitments to provide additional funds have been made by management or other stockholders, other than the offering referred to in the preceding paragraph.

The Company's balance sheet as of March 31, 2005 reflects assets of 186,640. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended March 31, 2005.

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

E. Lee Murdock, President, CFO

Date: May 30, 2005

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 30, 2005

 /s/ E. Lee Murdock

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 30, 2005

/s/ E. Lee Murdock

E. Lee Murdock

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Heritage Management, Inc. (the “Company”) on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities and Exchange Commission (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  May 30, 2005

/s/ E. Lee Murdock

Name: E. Lee Murdock

Title:  Chief Executive Officer

Dated:  May 30, 2005

/s/ E. Lee Murdock

Name: E. Lee Murdock

Title:  Chief Financial Officer