Form 10QSB
period 2005-06-30
HERITAGE MANAGEMENT INC
filed 2005-08-15
CIK 1231339

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT

TO THE 1934 ACT REPORTING REQUIREMENTS

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes :    No 9

As of July 27, 2005 there were 3,885,400 shares of Common Stock of the issuer outstanding.

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

HERITAGE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEET

June 30, 2005

(Unaudited)

ASSETS

Current assets
Cash	$ 1,612
Note receivable	10,000
Advances	89,525
Other current assets	3,596
Total current assets	104,733

Property and equipment, net	18,909

Other assets
Mortgage receivable	14,000
$ 137,642

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$ 8,939
Current portion – long term debt	6,018
Total current liabilities	14,957

Long term debt	12,559
Total liabilities	27,516

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 3,885,400 shares issued and outstanding	3,885
Additional paid in capital	174,965
Accumulated deficit	(68,724)
Total Stockholders’ Equity	110,126

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 137,642

See Accompanying Notes to the Financial Statements

HERITAGE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$ 5,024	$ 9,189	$ 6,957	$ 20,626

Operating expenses:
Depreciation	1,405	1,837	2,810	3,673
Other general and administrative	52,893	30,650	57,702	44,610
	54,298	32,487	60,512	48,283

Net (loss)	$ (49,274)	$ (23,298)	$ (53,555)	$ (27,657)

Net loss per share:
Basic and diluted	$ 0.01	$ 0.01	$ 0.01	$ 0.01

Weighted average shares outstanding:
Basic and diluted	3,885,400	3,660,668	3,885,400	3,505,334

See Accompanying Notes to the Financial Statements

HERITAGE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (53,555)	$ (27,657)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	2,810	3,673

Net change in:
Advances	(500)	(17,857)
Current assets	(1,772)	5,513
Current liabilities	3,503	1,173

CASH FLOWS USED IN OPERATING ACTIVITIES	(49,514)	(35,155)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock for cash	-	79,800
(Payments) on long term debt	(2,464)	(1,563)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(2,464)	78,237

NET INCREASE (DECREASE) IN CASH	(51,978)	43,082
Cash, beg. of period	53,590	-
Cash, end of period	$ 1,612	$ 43,082

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ 779	$ -
Income taxes paid	$ -	$ -

See Accompanying Notes to the Financial Statements

HERITAGE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:Presentation

The balance sheet of the Company as of June 30, 2005, the related condensed statements of operations for the three and six months ended June 30, 2005 and 2004 and the statements of cash flows for the six months ended June 30, 2005 and 2004 included in the financial statements have been prepared by the Company without audit.  In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.  The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s December 31, 2004 Form 10-KSB.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those set forth in the forward looking statements as a result of the risks set forth in the Company’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

General

We were  incorporated  in Nevada  June 12, 2000 under the name of Fresh Air.com, Inc. and subsequently changed our name to Heritage Management, Inc.  We are an  independent  mortgage  banking  company  that is in the  business  of soliciting, processing and brokering the funding for residential mortgage loans. We have five salesmen who work for us on a subcontract  basis who solicit mortgage loan applications through personal contact with realtors,  real estate marketing entities and other  organizations in which they belong.

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

We currently have five salespersons working for us on a subcontract basis. In order to provide for their living while they develop business, we provide them with a draw for three months and then they are paid on a straight commission basis. When a salesperson starts with us, it usually takes sixty to ninety days before they will start receiving commission based on business they have generated due to the loan process cycle, which is approximately 60 to 90 days. When the loan is closed or funded, we get paid our fees for the loan origination and processing. We have paid commissions to salespeople for loans closed as is reflected in our financial statements included herein.

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

RESULTS FOR THE FISCAL QUARTER ENDED June 30, 2005

Our fiscal quarter ended on June 30, 2005.  Any reference to the end of the fiscal quarter refers to the end of the second fiscal quarter for the periods discussed herein.

REVENUE.  Revenue for the three months ended June 30, 2005, was $5,024 compared with revenues for the three months ended June 30, 2004 of $9,189. Revenue for the six months ended June 30, 2005, was $6,957 compared with revenues for the six months ended June 30, 2004 of $20,626. The decreases are due to a) uncertainty in the economy and interest rates in general; b) a rise in interest rates; c) a general decrease in refinancing mortgages; and c) our inability so far to turn the funding from our SB-1 offering into positive marketing to offset some of the factors in the preceding a) and b). We expect that our revenue will increase if our marketing efforts provide positive results in the form of increased loan applications and closings. One positive thing is that the housing market is still strong.

EXPENSES. Total expenses for the three months ended June 30, 2005, were $54,298 compared with expenses for the three months ended June 30, 2004 of $32,487. Total expenses for the six months ended June 30, 2005, were $60,512 compared with expenses for the six months ended June 30, 2004 of $48,283.

NET INCOME (LOSS). Net loss for the three months ended June 30, 2005 was ($49,274) compared to a net loss of ($23,298) for the three months ended June 30, 2004. Net loss for the six months ended June 30, 2005 was ($53,555) compared to a net loss of ($27,657) for the six months ended June 30, 2004.

The net loss per share for the period ended June 30, 2005 was $0.01 compared with net income per share in the same period in 2004 of $0.01.

LIQUIDITY AND CAPITAL RESOURCES. We have used most of our cash reserves which came from the funds received from an offering that was filed with the U.S. Securities & Exchange Commission which became effective on February 12, 2004. The funds were raised in the middle of 2004 and we have used most of them in our plan of operation. We do not have sufficient funds to continue for another twelve months and may have to arrange some other form of financing in order to stay in business.

Employees

As of June 30, 2005, the Company had one employee.

NEED FOR ADDITIONAL FINANCING

The Company believes that it may have to raise additional funds in the next twelve months in order to continue in business. We do not have any commitments for any funds but have started to pursue opportunities to raise additional capital.

No commitments to provide additional funds have been made by management or other stockholders.

The Company's balance sheet as of June 30, 2005 reflects assets of 137,642. Further, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended June 30, 2005.

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

Date: July 29, 2005

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

Date: July 29, 2005

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

Date: July 29, 2005

/s/  E. Lee Murdock

E. Lee Murdock

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Heritage Management, Inc. (the “Company”) on Form 10-QSB for the period ended June 30, 2005 as filed with the Securities and Exchange Commission (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  July 29, 2005

/s/ E. Lee Murdock

Name: E. Lee Murdock

Title:  Chief Executive Officer

Dated:  July 29, 2005

/s/ E. Lee Murdock

Name: E. Lee Murdock

Title:  Chief Financial Officer