Form 10KSB
period 2005-08-31
EDGEWATER FOODS INTERNATIONAL, INC.
filed 2005-12-14
CIK 1231339

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                         Annual  Report  Pursuant  to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

                    For the Fiscal Year Ended August 31, 2005

                         Commission File Number 0-50092

                       EDGEWATER FOODS INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

           Nevada                                  20-3113571
--------------------------------------------------------------------------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
 Incorporation or Organization)
--------------------------------------------------------------------------------

5552 West Island Highway, Qualicum Beach, British Columbia, Canada     V9K 2C8
(Address of Principal Executive Offices)                              (Zip Code)

                                 (250) 757-9811
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act during the past 12 months and (2) has been subject to such filing requirement for the past 90 days.
                         X    YES                 NO
                       -----                   -------


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were:  $315,869.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 9, 2005 was $8,932,580 (computed by multiplying the closing sales price for our common stock on such date by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such people are affiliates of the registrant).

The number of shares of the Company's common stock outstanding on August 31, 2005 was 20,585,400.

                                TABLE OF CONTENTS

                                     PART I
Item 1      Description of Business......................................Page 4
Item 2      Description of Property......................................Page 15
Item 3      Legal Proceedings............................................Page 16
Item 4      Submission of Matter to a Vote of Security Holders...........Page 16

                                     PART II
Item 5      Market for Common Equity, Related Stockholder Matters and Small
            Business Issuer Purchases of Equity Securities...............Page 17
Item 6      Management's Discussion and Analysis or Plan of Operation....Page 18
Item 7      Financial Statements.........................................Page 30
Item 8      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................Page 50
Item 8A     Controls and Procedures......................................Page 50

                                    PART III
Item 9      Directors and Executive Officers of the Registrant.......... Page 50
Item 10     Executive Compensation...................................... Page 55
Item 11     Security Ownership of Certain Beneficial Owners, and
            Management and Related Stockholder Matters.................. Page 61
Item 12     Certain Relationships and Related Transactions.............. Page 63
Item 13     Exhibit List and Reports on Form 8-K........................ Page 64
Item 14     Principal Accountants Fees and Services..................... Page 66

            Signatures.................................................. Page 66

                                     PART I.

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING INFORMATION

         Under the Private Securities Litigation Reform Act of 1995, companies are provided with a "safe harbor" for making forward-looking statements about the potential risks and rewards of their strategies. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or similar expressions.


         Our ability to achieve our goals depends on many known and unknown risks and uncertainties, including changes in general economic and business conditions. These factors could cause our actual performance and results to differ materially from those described or implied in forward-looking statements.

         In addition, these forward-looking statements speak only as of the date of this filing. We believe it is in the best interest of our investors to use forward-looking statements in discussing future events. However, we are not required to, and you should not rely on us to, revise or update these statements or any factors that may affect actual results, whether as a result of new information, future events or otherwise.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

On August 15, 2005, we completed a reverse acquisition of Heritage Management Corporation, a Nevada corporation incorporated on June 12, 2000. Following the reverse acquisition, we changed the name of Heritage Management Corporation to "Edgewater Foods International, Inc."

Edgewater Foods International Inc., a Nevada Corporation, is the parent company of Island Scallops Ltd., a Vancouver Island aquaculture company. Island Scallops was established in 1989 and for over 15 years has successfully operated a scallop farming and marine hatchery business. Island Scallops is dedicated to the farming, processing and marketing of high quality, high value marine species: scallops and sablefish. Scallop farming is relatively new to North America and Island Scallops is the only producer of both live-farmed Pacific scallops and live sablefish (or blackcod). Given Island Scallops' unique hatchery technology and extensive research and development, we believe that there is no significant competition for the farming of these marine species in our geographic area. Island Scallops is committed to rapidly expanding production and profits while continuing to finance the aggressive growth of the company and maintaining a healthy respect for the marine environment.

Edgewater acquired Island Scallops in June 2005 through a tax free share exchange. Island Scallops was originally established to commercialize research on scallop aquaculture that was financed in part by the Canadian government. Island Scallops' hatchery operations have in the past produced other species of shellfish such as mussels, clams, geoducks and oysters. Island Scallops has also investigated the culture of halibut, spot prawn, sea urchin and abalone. Island

Scallops is the first hatchery to successfully produce sablefish juveniles for commercial grow-out.

Currently, Island Scallops' primary product is farmed pacific scallops for sale in the west coast of North America. Additionally, Island Scallops intends to devote substantial resources to the development of its sablefish operations. Island Scallops also offers a variety of other products and services to the industry including aquaculture equipment, consulting, research and development, and custom processing and marketing. Internationally, Island Scallops has collaborated with both Japanese and Moroccan fisheries interests.

KEY CORPORATE OBJECTIVES

Our key business development objectives over the next 36 months are to: expand scallops and sablefish production using both existing and new infrastructure at our facilities in Qualicum Beach, Canada, in a manner that we believe will allow us to reach annual sales of approximately US$41.6 million and earnings of approximately US$18.2 million by the end of 2008. We plan to implement this significant expansion through the following 7 initiatives:


o Increase scallops sales from approximately US$334,000 per year to approximately US$5 million for the year ending 2006 using existing seed stock and inventory.

o Produce at least 12 million scallops for the 2006 harvest (which will begin in the fall of 2006) and implement planned scallop raising techniques that will greatly enhance sales & profitability growth in 2006 and beyond.

o Capitalize on the high demand for sablefish in foreign markets by entering into the market for mature sablefish by 2006. Transition the marine fish operation from a small, solely juvenile production facility to full-scale onshore farming of sablefish (blackcod) by 2007.

o Expand current distribution by establishing new strategic relationships with 10-15 American fisheries importers in Seattle, Portland, San Francisco, San Jose, and Los Angeles in 2006.

o During 2006 and 2007, rapidly increase farm production with a projected minimum scallop harvest of more than 30 million scallops in 2007 and 60 million scallops in 2008.

o Produce 200 million scallop seeds in 2008, with a projected 2009 harvest of at least 100 million scallops.

MARKETING AND DISTRIBUTION

Our marketing and distribution strategy for Island Scallops is focused on developing and maintaining long-term relationships with distribution channel members. Island Scallops also strives to differentiate its products to achieve consistent supply and quality. Island Scallops believes the scallop market effectively functions as a commodity market and therefore, relationships with distributors are important. To develop these relationships, Island Scallops has identified key purchasing criteria for the distributors: price, quality and consistent farmed supply. In the short term, Island Scallops intends to adopt a pricing policy equal to the market wholesale prices. In other words, we do not intend to set any promotional or premium prices for either the whole or shucked product, but instead to sell our products at the market rate. This would mean Island Scallops' products would compete on other factors, such as supply and consistent quality.

Over the long term, for the reasons noted below, Island Scallops wants to differentiate its products so that it can command premium prices. Freshness is an important factor for scallops since whole scallops only have a shelf life of approximately 7 days while shucked scallops remain fresh for up to 20 days. Due to this short shelf life, distributors try to offer the freshest products. Island Scallops believes it is in a favorable position to supply fresh products to United States brokers/distributors, especially those located on the west coast where demand for the product is strong. Currently, these brokers/distributors are supplied for the most part with east coast North American scallops, which have several transportation-related delivery delays that decrease freshness.

Supply is another key factor where Island Scallops has a distinct advantage. Based on our planned increase in scallop production, we believe that Island Scallops will have a large quantity of scallops for sale. Therefore, a distributor would not have to deal with numerous suppliers, which costs additional time and money. This makes Island Scallops an attractive source for scallops, since we believe that we will be able to satisfy the demand of distributors, which will save them time and money.

Island Scallops has also developed a unique live holding system for use with our distribution model. This system allows Island Scallops to deliver live product directly to seafood suppliers and individual restaurants and retrieve unused products on a weekly basis. Unsold product is then returned to Island Scallops for further processing and shucking for re-sale as shucked meat. This not only minimizes waste, but also allows Island Scallops to maximize profits and adjust more rapidly to changing demand trends.



CURRENT PRODUCTS

Island Scallops currently focuses exclusively on aquaculture products and is not involved in wild fisheries. All seafood products are produced in private hatcheries and grown on ocean farm sites. Currently, the Pacific scallop is the only product that Island Scallops produces, grows, processes and markets. Island Scallops has, however, produced a variety of other shellfish species including the Pacific oyster, European flat oyster, Manila clam, eastern blue mussel, Mediterranean mussel, rock scallop, geoduck clam and sea urchin, which in the past we have sold to third party shellfish farmers.

Island Scallops has been a leader in marine hatchery technology for the past 14 years. Island Scallops has developed proprietary hatchery techniques for a number of marine species, most notably the hybridizing of the Pacific scallop and becoming the first company to produce commercial quantities of sablefish juveniles. Both of these breakthroughs have required many years of research and considerable investment. In the case of sablefish, which is a cold-water fish that spawns at depths of 800 - 2400 ft, a variety of techniques were required to successfully mature, spawn, incubate and rear the larvae. In addition, there were technical difficulties associated with egg and yolk sac incubation (as well as larvae rearing and weaning) that were resolved using proprietary technology developed at Island Scallops. Island Scallops was only able to reach its goal of commercially farming sablefish with over 8 years of dedicated research and capital investment of approximately US$2.4 million.

SCALLOP OVERVIEW

Island Scallops' main product is the "Pacific scallop", which is a hybrid of the imported Japanese scallop and the local weathervane scallop. Between 1993 and 1999, Island Scallops developed this new scallop using Japanese scallops that were imported under quarantine in the early 1990's. This unique scallop is marketed as the Pacific scallop and is the largest scallop in the world, reaching sizes of 15 cm and 500 grams. The scallop species farmed by Island Scallops, has a proven record of being disease resistant, with a 95% survival rate during the grow-out phase. We have the necessary farming infrastructure to significantly increase our scallop production to 15 million scallops annually by the fall of 2006. Given the high worldwide demand for scallops, Island Scallops is poised to rapidly expand production and significantly increase revenues and earnings.

The Pacific scallop is sold live in four sizes, extra small, small, medium and large. Pricing ranges from a low of US$1.20 per pound to $2.80 per pound for the larger sized scallops. Previously, Island Scallops also produced shucked meats with or without roe. However, due to the large demand and high value for live scallops, meat product was discontinued and the focus switched to the sale of live scallops.

The basis for our anticipated scallop farming production increase is our shift from net culture to the Japanese method of "ear hanging". This method employs a small plastic pin, which attaches a pair of scallops to a vertical down line that is suspended from a horizontal mainline. Each down line holds 250 scallops and each mainline holds 400 down lines for a total of 100,000 scallops per mainline. Each farm currently has between 20 and 50 main lines enabling production of between 2 and 5 million scallops per farm. Presently, our Baynes Sound tenures (farms) can accommodate more than eight million "ear-hung" scallops. We are currently adding additional lines that will increase their capacity to more than 24 million scallops. In addition, our large bottom lease, which is currently not producing any scallops, has the capacity to accommodate at least 30 million scallops. See the Scallop Tenure Concessions section below. The advantages of this method are improved growth rate, an increase in culture capacity per mainline (from 35,000 in nets to 100,000 ear hung) and most significantly, the rapid ease of harvesting. Present harvesting rates are 5000 lbs per four man-days using nets as opposed to 8,000 lbs in one-man day. This improvement in material handling allows for ease of processing and increased ability to access a larger live market.

Island Scallops is currently ear hanging 3.5 million scallops of which approximately 1.2 million scallops have been successfully ear hung as of June 1, 2005. These scallops will be ready for harvest in the fall of 2005. The hatchery production of juvenile scallops includes 10 million 3 mm scallop seed delivered to the ocean farms and nearly 50 million ready for delivery. An additional 15 million scallop seeds will be held at the onshore nursery for delivery to the farms in September.

As the only producer of cultured scallops on the west coast of North America, Island Scallops has the ability to supply fresh scallops (of a predictable quality and quantity) throughout the year. Although the supply of scallops has fluctuated in the past, consumer demand has always absorbed the available supply. A primary factor for increased consumption is the increasing health consciousness among consumers. Scallops are low in saturated fats and cholesterol and high in protein. All parts of the scallop body are edible; however, different parts tend to be consumed in different regions of the world. In North America, the adductor muscle is traditionally the only part eaten, with the rest of the body discarded. In Europe, Australia and Tasmania, the adductor muscle is usually marketed and eaten with the gonad attached. Japan utilizes the whole animal, where most of the product is cooked in the shell prior to sale. Any body parts not sold for human consumption can be used as bait or in poultry feed and fertilizer. Marketed scallops generally take the following product forms:

     o    Whole-live (shelf life of seven days);
     o    Whole dried; o Eviscerated whole;
     o    Shucked fresh (shelf life of about 15-20 days);
     o    Shucked frozen (shelf life of about a year); and
     o    Value added forms (smoked, breaded, canned).

The shucked product form is the most significant form for North American markets. A whole-live product form is the most desirable from the aquaculturist's point of view, as processing costs are minimal. Island Scallops has developed a market for whole live scallops, which exceeds 5,000 lbs. per week into Vancouver. Our initial expansion plan envisions four major cities on the west coast (Seattle, Portland, San Francisco and Los Angeles) to consume 2,500 lbs. per week based on the successful Vancouver model.

Island Scallops currently distributes through specialty wholesalers with particular expertise in selling to restaurants. In Vancouver these include but are not limited to Albion Fisheries, Tri-Star Seafood Supply, Pacific Rim
Shellfish, Sea World Fisheries and Teamway Fisheries. As we expand our distribution, we will continue to focus on specialty wholesalers with strong ties to major restaurants.

The most predominant scallop production in North America comes from the offshore fishery located on the Georgia Band on the east coast. Large American and Canadian fishing companies dominate the fishery. The majority of the product is shucked aboard ship then supplied to primarily frozen to seafood processors onshore. The processors then distribute the product to various restaurants, retail outlets and seafood brokers.

SABLEFISH (BLACKCOD) OVERVIEW

Sablefish (Anoplopoma fimbria), often called blackcod although not a member of the cod family, is an elongate fish with two dorsal fins and an anal fin similar to and opposite the second dorsal fin. Adults are black or greenish gray; usually with slightly paler blotches or chainlike pattern on the upper back. At 30-61 cm in size they are often greenish with faint stripes on the back.

Sablefish inhabit shelf and slope waters in depths of greater than 1,500 meters, from Baja California to the Aleutian Islands and the Bering Sea. The larger populations of sablefish are centered in northern British Columbia and the Gulf of Alaska. Adults favor mud bottoms and feed on benthic invertebrates, squid and numerous fish species. In turn, they are prey for halibut, lingcod, hagfishes and marine mammals such as sea lions. In addition, killer whales have been known to take sablefish from long line gear as it is being retrieved.

Sablefish spawn from January to March along the continental shelf at depths of 250 to 750 meters. Fecundity ranges from 60,000-200,000 eggs up to one million eggs for a 102-cm fish. Larval sablefish are found in surface waters over the shelf and slope in April and May. Juveniles are highly migratory with significant movement from nursery areas in northern B.C. to the Gulf of Alaska and the Bering Sea. Sablefish move to deeper waters as they mature. Growth is rapid with sizes at maturity reaching 52-61 cm for five-year-old males and 58-71 cm for five-to-seven year old females. Sablefish growth appears to be rapid for the first three-to-five years and slow asymptotically thereafter. Annual natural mortality of adults has been estimated to be about 10 percent.

Island Scallops plans to raise sablefish onshore using shallow ponds or above ground tanks. This system has been successful in Texas for the culture of catfish. Tests have shown that sablefish prove to be very hardy when grown in ponds and have the added advantage of being parasite free. Wild sablefish carry a parasite that does not allow the fish to be eaten raw. (All wild product is frozen.) Island Scallops has already demonstrated the feasibility of onshore sablefish farming and plans to quickly expand production to at least 1,000,000 sablefish in 2006, with production planned to increase by at least 500,000 annually.

Over the past eight years, Island Scallops has also developed proprietary hatchery technology for the production of sablefish juveniles. We believe that sablefish will be the next species, after salmon, for successful large-scale commercial farming. Sablefish, which is a premium-quality whitefish with a delicate texture and moderate flavor, is an ideal substitute for Chilean sea bass (currently over-fished in all oceans). The hatchery infrastructure is in place to produce 100,000 juvenile sablefish.

Given the current undersupply of sablefish, we plan to begin sablefish production and rapidly expand into both ocean and onshore farming of sablefish. To date, Island Scallops has marketed a limited number of live sablefish into the Vancouver market. Initial response has been excellent for a small 1-kilogram live sablefish (~$11/kg). We also believe the Island Scallops' sablefish will compete very favorably with the live rockfish market.

To capitalize on Island Scallops' breakthrough sablefish hatchery technology and our existing juvenile production capabilities, we plan to expand our existing sablefish production capabilities. We plan to construct a new sablefish hatchery consisting of the following:

     o An expanded brood Stock facility with larger capacity to hold the various families of selected strains of sablefish. This new facility will incorporate a new state-of-the-art water treatment system.

     o An improved incubation and larval rearing facility incorporating proprietary improvements in tank design and seawater systems.

     o An upgraded zooplankton culture facility with improved handling and enrichment techniques.

     o An expanded and improved juvenile rearing facility incorporating proprietary recirculation system designs.

As production and sales increase, Island Scallops will continue to expand its production capability by constructing an onshore tank farm consisting of large and small ponds and tanks complete with associated recirculation systems. This onshore facility will be used to augment our juvenile rearing area and will house and grow juvenile fish.

At the present time, worldwide "non-farming" sablefish catches are struggling to meet the worldwide demand according to DFOWeb, NPFMCWeb and Pacific Fishery Management Council Website. Currently, there are only two hatchery facilities:
Island Scallops Ltd. and Sablefin Hatcheries Inc. that have produced sablefish juveniles. Current production is only approximately 100,000 juveniles per year. Based on our analysis of present market conditions, increasing worldwide hatchery production tenfold (to roughly 1 million 3 kilo sablefish) would fill less than 10% of the current world demand shortfall. Although Island Scallops' expanded sablefish facilities are expected to reach a production of 3 million sablefish within the next 4 years, this will fill less than 30% of the overall shortfall. The economic potential for sablefish is therefore considerable. Given these market conditions and opportunities, Island Scallops decided in 1996 to pursue the development of hatchery technology and is now poised to exploit the farming of this species by developing offshore and onshore sablefish farms. Our goal is to produce a 2006 class of 1 million sablefish with a harvest beginning in October 2006 that produces revenue of more than US$10 million (approximately $2.7 million in 2006).

OTHER PRODUCTS

In the past Island Scallops has sold a variety of shellfish larvae and seed to both international and local customers. Sales included two species of mussels, manila clams, geoduck clams, oysters, abalone and sea urchins. Island Scallops has established suppliers of aquaculture equipment in Japan and China and supplies nets, ropes, floats, and processing equipment into the British Columbia industry. Currently, Island Scallops is focused exclusively on scallops and sablefish sales.

GENERAL FISHERIES MARKET OVERVIEW

The worldwide market for farmed marine species continues to grow. According to a personal communication from the National Marine Fisheries Service, Fisheries Statistics Division, Silver Spring, MD, in British Columbia alone, farming production increased from US$44.56 million in 1988 to US$190.24 million in 1998. Although significant growth occurred in salmon farming and little or no growth occurred in shellfish (oyster) farming, recent problems within the salmon industry are causing some salmon farming interests to turn towards shellfish. Island Scallops can only benefit from this recent trend towards shellfish, as training farmers in correct husbandry would only add another revenue stream.

The majority of the world's current scallop production comes from three species of scallops: the Japanese scallop, the sea scallop and the king scallop. The Chinese scallop is also selling well, but FDA inspections of China facilities found that the conditions and hygiene were issues as hatcheries were highly polluted. There has also been a fishery boom on the east coast of Canada and the United States with the Digby or sea scallop.

In the United States, consumption of scallops exceeded 64 million pounds in 2002. Various communications between Island Scallops personnel and the National Marine Fisheries Service, Fisheries Statistics Division, Silver Spring, MD and analysis of data from the Fisheries Statistics & Economics Division of the National Marine Fisheries Service (NMFS) website for annual landings of commercial fisheries (http://www.st.nmfs.noaa.gov/st1/commercial/index.html), tell us that this represented a per capita consumption of 0.22 pounds, with a dollar value of US$342 million. After shrimp, scallops represent one of the most popular shellfish products in the United States. In general, per capita consumption of seafood in the United States has remained steady over the last six years ranging from 15.2 to 16.2 pounds per annum. Based upon Robert Saunders', our chairman and president, communications with the National Marine Fisheries Service, Fisheries Statistics Division of Silver Spring, MD, and personal observations, given consumers' growing preoccupation with healthier foods and the increasing availability of seafood (due to the recent successes in aqua farming and improved distribution channels), industry analysts expect per capita consumption to continue to increase.

Shifts in North American shellfish market trends from shucked to live in shell products can be seen in the oyster markets. Within the last 5 years, we have seen a significant trend away from shucked oyster meat to live in the shell product in the Pacific Northwest due to the demand for fresh high quality products. We believe that once a live in the shell product is readily available within the scallop market, a shift from frozen scallop meat to fresh in shell product will also occur.

PROPERTY AND EQUIPMENT

Island Scallops main office and hatcheries are located on the east side of Vancouver Island in the town of Qualicum Bay. The shellfish hatchery and processing facilities are housed in a 930 square meter building. A 600 square meter sablefish hatchery is also located at this site. Corporate scallop farms are situated along the east and west coasts of Vancouver Island. These facilities represent the largest private marine research hatchery and the first fully integrated shellfish producer in Canada. Island Scallops has a total of seven farm sites (including two joint ventures) for scallops. Five of these farm sites are located at Island Scallops held tenures (shellfish tenures are government-granted rights that allow use of offshore waters to cultivate shellfish). Three of these scallop farms are located in Baynes Sound, 25 minutes north of the main facility. These farm sites total 87 acres and are capable of producing at least eight million scallops annually. Approximately 30% of the farm area is currently being farmed. An additional bottom tenure of 926 acres is located 10 minutes north of the main facility and is capable of producing at least 30 million scallops annually. The final farm site on the west coast of Vancouver Island near Tofino is capable of producing at least six million scallops, although that site is currently under-developed. Baynes Sound, the marine waterway situated between eastern Vancouver Island and the western shore of Denman Island, is considered the most productive and highly utilized shellfish growing area in coastal British Columbia. The area supports extensive beach culture (manila clams and oysters) as well as deepwater culture that produces oysters, scallops and some mussels.



   COMMON SITE                    LANDS FILE NO.        AREAS         TYPE
      NAME
--------------------------------------------------------------------------------
     DENMAN                          1406063            14.28       DEEPWATER
--------------------------------------------------------------------------------
  HINDOO CREEK                       1406664            49.2        DEEPWATER
--------------------------------------------------------------------------------
    DEEP BAY                         1406711            18.5        DEEPWATER
--------------------------------------------------------------------------------
     TOFINO                          1406061             9.6        DEEPWATER
--------------------------------------------------------------------------------
     BOWSER                          1407517             926       BOTTOM LEASE
--------------------------------------------------------------------------------

The three Baynes Sound tenures (Denman, Hindoo Creek and Deep Bay) and the Tofino tenure offer unique features, which will add additional value to these properties. These include the split of tenures between east and west shores of Baynes Sound as well as the east and west coast of Vancouver Island, allowing continual accessibility to shellfish despite managed closures (harvest restrictions) due to incidental water quality or Paralytic Shellfish Poisoning (PSP or red tide). The seasonal closures caused by short-term bacteriological contamination related to rainfall and upland bacterial sources, are limited to the western shore of the Baynes Sound and thus to only two of the three tenures retained by Island Scallops. The result of having operating tenures on both sides of the Baynes Sound ensures that product can be continually harvested despite closures that may occur within this management area.

Our Baynes Sound tenures can currently accommodate more than eight million "ear-hung" scallops. We are currently adding additional main and down lines that will increase their capacity to more than 24 million scallops in the near future. In addition and as previously noted, our large bottom lease (which was seeded in 1999 and 2000 with 10- 20 million 3mm scallops that have yet to be harvested and whose potential yield is to date undetermined) has the capacity to accommodate at least 30 million ear hang scallops and possibly more than 50 million scallops without any increase in its present footprint. As such, our current tenures have the capacity to easily accommodate 50 and 70 million "ear-hung" scallops. Once approved, the proposed expansion of the footprints of our existing tenures should easily accommodate increasing scallop harvest of 2009 and beyond.

Island Scallops' location is a distinct advantage for producing marine species. The waters off British Columbia are pristine and unspoiled by large populations or major industries. The close proximity to major western cities allows us to effectively put our products into the hands of the consumer within 24 hours.

The source of our raw material comes from our own hatchery brood stock. In the case of the Pacific Scallop, we have been selectively breeding this species for superior growth and survival for the past 14 years. The breeding program has produced a vigorous, rapid growing, disease resistant scallop with exceptional meat yield. In the case of sablefish we have been selecting fast growing fish for the past 5 years, these display a high degree of domestication. The spawning season has been extended for both of these species allowing for juvenile production almost year round. This ability to hold seed stock and select superior strains gives Island Scallops an advantage in the industry. It also allows Island Scallops to tailor its production to varying seasonal and market demands.

REGULATORY ENVIRONMENT

There are a limited number of regulations that restrict the fishing, distributing or purchase of scallops in Canada and the United States. Therefore, the country of origin makes little difference for the pricing or demand of scallops. The United States is the exception to the rule. The vast majority of United States brokers/distributors soak or dip their scallops in sodium tripolyphosphate (STPP), thereby, enhancing the weight of the product by reducing the rate of fluid loss. Scallops treated this way are referred to as processed scallops. Over soaked scallops can shrink as much as 30 percent when cooked, have little taste, and develop a rubbery texture. However, there is a growing segment of the consumer market that demands unprocessed, natural scallops. These people address consumer concerns about chemical food additives and want to avoid the risk of purchasing an over soaked product. Island Scallops only sells natural scallops and will not permit its brokers/distributors to process scallops, which guarantees its' customers a high quality product.
A further limitation to market supply is paralytic shellfish poisoning (PSP) or "red tide". PSP is a toxin generated by plankton (scallops' food) at particular times of the year, most noticeably during the early fall. The toxin is passed to the scallop when plankton is digested, but the toxin does not harm the shellfish. However, the shellfish containing the toxin can be harmful to humans who consume it. Although only a limited number of human deaths caused by red-tide poisoning have been reported, the public announcement of red tide has a devastating effect on most shellfish sales. The exception is scallop meat, because the adductor muscle of the scallop does not concentrate the toxin; shucked scallops are safe to eat at any time of the year. Nevertheless, public perception could still influence demand over short periods of time. To monitor for PSP, the federal Fisheries Inspection Branch constantly monitors samples of shellfish production and wild shellfish populations.
COMPETITION

Fisheries Industry in General

Island Scallops is in the farmed seafood business. The main concentration of marine farming in British Columbia has traditionally been in the salmon sector. The salmon farming business has developed into a mature industry dominated by Norwegian farmers. Due to the world oversupply of farmed salmon, this industry has become very competitive, with pricing near the break-even level. The rest of the British Columbia marine farming sector is in the shellfish industry, mainly in oysters and Manila clams and more recently mussels. Although this sector is rapidly expanding, it accounted for approximately US$16 million in British Columbia in 2002, according to the British Columbia Shellfish Growers Association website. Given Island Scallops' expertise and significant research and development experience, we believe that there is little or no direct competition in the production of farmed scallops or farmed sablefish.

Scallops

There are no significant direct competitors in the scallop farming business in British Columbia. The United States will not allow farming this species in their waters, as this species is considered "exotic". Although scallop farming is a very significant industry in Japan and China, only frozen shucked scallops are currently sold into North America from these countries. Recent examination by the United States and Canadian Food Inspection authorities of the growing waters in China resulted in reduced exporting due to high levels of pollution.

Island Scallops is the only hatchery, outside of China, that has successfully produced the Japanese scallop, and the only company that has successfully, hybridized the weathervane and the Japanese scallop. Island Scallops is uniquely positioned as the sole producer of live Pacific Scallops in North America. There currently are no other hatcheries that we are aware of that are capable of producing this unique breed. Although a large commercial scallop fishery exists on the east coast of North America, the majority of the scallops are shucked at sea with only limited quantities sold live. These scallops are sold as "Digby scallops". A number of companies have attempted to grow the bay scallop and the sea scallop on the east coast, but these companies have only achieved limited success.

The primary British Columbia participants in scallop farming are Island Scallops joint venture farmers or independent scallop farmers, which receive their supply of seed scallops solely from Island Scallops. These farmers are chronically underfinanced and are generally able to purchase and grow less than 300,000 scallops per farm. Island Scallops is uniquely positioned to rapidly expand these farms (up to six farms) under an exclusive farming and marketing contract. Three joint venture farmers are currently farming scallops and receive free scallop seed, technology and support for a 12% royalty on the harvest and exclusive marketing of their product through Island Scallops.

Due to its large size and small count per pound, the sea scallop is the prime competitor in the United States market. The fishery for this scallop is located primarily on the North American east coast, in particular Georges Bank off New England and the Maritime provinces. This is a limited opportunity fishery, with actual fishing time being dictated by sea and other environmental conditions.

Sablefish

Island Scallops is currently the only hatchery to produce quantities of juvenile sablefish. These fish were sold to five commercial salmon farming facilities and the fish have been marketed successfully. At the present time, due to disease and pricing difficulties in the salmon farming industry, little demand for a new species has materialized. Although two marine fish hatcheries have been constructed in British Columbia, neither has successfully produced large quantities of sablefish. The first facility, located in Cedar, has yet to produce sablefish juveniles for sale. The second facility on Saltspring Island is mired in controversy, has produced only limited numbers of juveniles and does not plan on farming sablefish but rather (we believe) intends to remain solely a juvenile producer.

Island Scallops is the only company that supplies sablefish hatchery-produced juveniles for the ocean-farming sector. We believe Island Scallops can initially expect to control the farming of sablefish for the next two-to-four years. The farming of sablefish is still in its infancy and only limited production has occurred.

This limited production is not a matter of biological barriers but rather a lack of interest by the major producers to venture into a new marine species. Alaska sablefish fishermen have expressed interest in farming sablefish and the Sablefish Association of Alaska has voted unanimously to start farming sablefish in southern Alaska. Island Scallops has been in discussion with this association and has been told that due to "anti-aquaculture" policy in Alaska, it is very unlikely that any farming will occur in the near future.

Washington State contains two parties interested parties in sablefish farming. The first is the Makah Tribe and the second is a private company, which is trying to obtain farming permits in Port Angeles. These parties have made inquiries to Island Scallops for juvenile sablefish. However, to date, no orders have been placed.

The main industry participants in the sablefish-farming sector are two Norwegian salmon farming operations (Omega Salmon Group and Pacific National Group) and two small independent salmon farmers (Totem Sea Products and Target Marine). Each of these farms have successfully raised and marketed Island Scallops produced sablefish. The majority of these fish were marketed through Calkins and Burke, as live fish into the Vancouver market. At the present time due to financial difficulties in the Atlantic salmon farming industry, no sablefish juveniles were sold in 2004.

EMPLOYEES

At August 31, 2005, we had 35 full time employees based throughout the Canada United States.

None of our employees is represented by a labor union and we consider our relationships with our employees to be good.


ITEM 2.  DESCRIPTION OF PROPERTY

For the fiscal year ended August 31, 2005, our U.S. corporate office was located at 400 Professional Drive, Suite 310, Gaithersburg, Maryland 20878. This space was provided on a rent free basis by one of our shareholders.

Island Scallops main office and hatcheries are located on the east side of Vancouver Island in the town of Qualicum Bay at 5552 West Island Highway, Qualicum Beach, British Columbia, Canada V9K 2C8. The shellfish hatchery and processing facilities are housed in a 930 square meter building. A 600 square meter sablefish hatchery is also located at this site. Corporate scallop farms are situated along the east and west coasts of Vancouver Island. These facilities represent the largest private marine research hatchery and the first fully integrated shellfish producer in Canada

ITEM  3. LEGAL PROCEEDINGS

In 1998 our wholly owned subsidiary, Island Scallops, entered into an Agreement with two parties, pursuant to which Island Scallops was to produce and sell geoduck seed to the two parties. Island Scallops received advance payments from each of the two parties in 2002 totaling approximately $64,140. As a result of breaches of the purchase agreements by the purchasers, it is our position that we may retain any unused portion of these advance payments.

As of August 31, 2004, one of the two parties had claimed that Island Scallops owed it amounts totaling $74,704. Since it is our position that the purchasers breached their agreements with Island Scallops, we have no intention of seeking a settlement of this matter at this time. We are unaware of any formal proceedings that may have been commenced by either of these two purchasers in regard to any claims that they may have.

Other than as set forth herein, we are not a party to any material legal proceeding and to our knowledge, no such proceeding is currently contemplated or pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of the security holders at a shareholder meeting during the fourth quarter of the fiscal year ended August 31, 2005. However, on August 15, 2005, holders of 17,150,000 shares representing 83.3% of our outstanding shares acted by written consent to change our name from Heritage Management, Inc. to Edgewater Foods International, Inc.

On August 15, 2005, our Board of Directors, in accordance with their rights under our Articles of Incorporation and Bylaws and in accordance with Nevada Law, adopted a change to our Bylaws that allows any action permitted to be taken by our shareholders at a meeting of shareholders to also be taken by a written consent of a majority of the shareholders who would be entitled to vote at such meeting. Previously, our Bylaws had required a unanimous written consent of our shareholders for any action taken without a meeting. They also adopted a change to allow one-third of the directors then in office or the Chairman of the Board of Directors or the President to call special meetings of the Board of Directors. Furthermore, notice of the place, date and time of each such special meeting can be given to each director by whom it is not waived by mailing written notice not less than three days before the meeting or by telegraphing, telefaxing or emailing the same not less than 18 hours before the meeting. Unless otherwise indicated in the notice thereof, any and all business may be transacted at a special meeting. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.

Pursuant to the Share Exchange with Heritage Management Corporation (on August 15, 2005) and in accordance with the terms of our bylaws, the Board of Directors unanimously approved a change in fiscal year from December 31 to August 31 effective immediately.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The common stock is currently quoted on the over-the-counter Bulletin Board under the symbol "EDWT."

The following table sets forth the quarterly high and low bid prices for the common stock since the quarter ended March 31, 2004. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

FISCAL 2003                                           HIGH          LOW
                                                      ----          ---
  Quarter ended March 31, 2004                       n/a            n/a
  Quarter ended June 30, 2004                        n/a            n/a
  Quarter ended September 30, 2004                   $0.25          $0.25
  Quarter ended December 31, 2004                    $0.25          $0.25
  Quarter ended March 31, 2005                       $0.30          $0.25
  Quarter ended June 30, 2005                        $0.55          $0.30
  Quarter ended August 31, 2005                      $1.95          $0.52


At August 31, 2005, the closing bid price of the common stock was $1.35 and we had approximately 117 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

At December 9, 2005, the closing bid price of our common stock was $1.40 and there were approximately 117 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.
Dividends

         We have not paid cash dividends on any class of common equity since formation and we do not anticipate paying any dividends on its outstanding common stock in the foreseeable future.


Recent Sales of Unregistered Securities

To accomplish the Share Exchange with Edgewater, we issued an aggregate of 19,000,000 shares of common stock in exchange for all of the issued and outstanding capital stock of Edgewater. The shares were issued to 17 accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. Readers should also carefully review factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

OVERVIEW

In the fourth quarter of 2005, we continued the ear hanging of our 2004 year class of scallops and had approximately 1.5 million scallops successfully ear-hung as of mid-August. In the beginning of the first quarter for 2005-2006 fiscal year we added an additional 700,000 ear-hung scallops for a total 2004 year class of scallops of approximately 2.2 million1. We will begin harvesting these scallops no later that February 2006.

Currently we plan to develop our business along two lines, the continued expansion of scallops and the expansion of our sablefish production using both existing and new infrastructure at our facilities in Qualicum Beach, Canada. We already have approximately 7 million 2005 hatchery/nursery scallops in the water and we intend to significantly expand the production of additional scallop seed and juvenile scallops as part of our 2006 hatchery/nursery scallop crop in order to reach an anticipated level of up to 30 million ear-hung scallops. In order to continue our scallop expansion and begin developing new infrastructure required to launch significant commercial sablefish production, we will require additional working capital. We anticipate beginning sablefish farming by the fourth quarter of 2005-2006 fiscal year; provided we are able to raise adequate capital to begin those operations. If we are unable to secure necessary working capital to fund our ongoing expansion and execute our total business strategy, we may be forced to curtail or delay certain aspects of our business plan, such as sablefish production.

LIQUIDITY AND CASH RESOURCES

At August 31, 2005, we had a cash balance of $560. We expect to achieve operating positive cash flow no earlier than the second quarter of 2006.

---------------------

1 We categorize scallops based upon when we began the growth cycle. Therefore, although scallops may be ear-hung in 2005, if they were spawned in 2004, they would be classified as the "2004 year" class of scallops.

However, there is no assurance that we will achieve positive cash flow. Additionally, to date, our recent expansion has been largely funded by a short term note with a maximum limit of approximately $1,260,000 of which we had drawn nearly $992,000 as of August 31, 2005. We anticipate that we will require approximately $2,500,000 of additional working capital to fund our planned expansion and execute our business strategy in the upcoming fiscal year. As a result, we will be required to raise substantial amounts of cash during 2006. There can be no assurance that we will be successful in our efforts and any failure to raise such monies would have a material negative effect on our business and operations.

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the acquired entities since their respective dates of acquisition. All significant inter-company amounts have been eliminated.

Cash and equivalents

Cash and equivalents include cash, checks issued in excess of funds on deposit, bank indebtedness, and highly liquid short term market investments with terms to maturity of three months or less.

Accounts receivable

Accounts receivable is presented net of allowance for doubtful accounts. The allowance for doubtful accounts reflects estimates of probable losses in accounts receivable. The allowance is determined based on balances outstanding for over 90 days at the period end date, historical experience and other current information.

Loans receivable

Loans receivable is presented net of an allowance for loan losses, as necessary. The loans are written off when collectibility becomes uncertain.

Inventory

The Company maintains inventories of raw materials for its aquaculture products, of biomass (inventory of live aquaculture product being actively cultivated), and of finished goods (aquaculture product ready for sale).

Raw materials are reported at the lesser of purchase cost and estimated net realizable value.

Biomass and finished goods are reported at the lesser of cost and estimated net realizable value. Cost includes direct and reasonably attributable indirect production costs related to hatchery, cultivation, harvesting, and processing activities. Carrying costs per unit are determined on a weighted average basis.

Long term investments

Long term investments are recorded at cost. The Company reviews its investments periodically to assess whether there is an "other than temporary" decline in the carrying value of the investment. The Company considers whether there is an absence of an ability to recover the carrying value of the investment by reference to projected undiscounted future cash flows for the investment. If the projected undiscounted future cash flow is less than the carrying amount of the asset, the asset is deemed impaired. The amount of the impairment is measured as the difference between the carrying value and the fair value of the asset.

Intangible assets

Intangible assets are recorded at cost. Cost is amortized over the estimated useful life of the asset unless that life is determined to be indefinite.

Intangible assets not subject to amortization are tested for impairment on at least an annual basis. If the fair value of the intangible asset is determined to be less than the carrying amount, an impairment loss is recognized in the amount of that difference.

Intangible assets subject to amortization are reviewed for impairment in accordance with the provisions applying to long-live assets.

Property, plant, and equipment

Property,   plant,   and  equipment  are  recorded  at  cost  less   accumulated
amortization and are amortized in the following manner based on estimated useful lives:

         Buildings                                   4%-5% declining balance
         Seawater piping and tanks                   6%  declining balance
         Boats                                       15% declining balance
         Field equipment                             20% declining balance
         Office equipment                            20% declining balance
         Vehicles                                    30% declining balance
         Computer equipment                          30% declining balance

Impairment of long-lived assets

The Company monitors the recoverability of long-lived assets, including property and equipment and intangible assets, based upon estimates using factors such as expected future asset utilization, business climate, and undiscounted cash flows resulting from the use of the related assets or to be realized on sale. The Company's policy is to write down assets to the estimated net recoverable amount, in the period in which it is determined likely that the carrying amount of the asset wilt not he recoverable.

Government assistance

Government assistance received by the Company, such as grants, subsidies, and tax credits, is recorded as a recovery of the appropriate related expenditure in the period that the assistance is received.

The Company has received government assistance in the foam of loans, for which repayment is not required if the Company meets specified future conditions, Such assistance received by the Company is initially recorded as a liability, until such time as all conditions for forgiveness are met, rind is then recognized as revenue in that period.

Farm license costs

The Company must pay annual license costs in respect to government-granted tenures that it holds, which give the Company the right to use certain offshore ocean waters for the purpose of aquaculture farming. Such license costs are recognized as an expense when incurred.

Research and development costs

Development costs include costs of materials, wages, and reasonably attributable indirect costs incurred by the Company which are directly attributable to the development of hatchery techniques for sablefish and shellfish, these costs are expensed when incurred.

Research costs are expensed when incurred.

Income taxes

The Company calculates its provision for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes) ("SPAS 109"), which requires an asset and liability approach to financial accounting for income taxes. This approach recognizes the amount of taxes payable or refundable for the current year, as well as deferred tax assets and liabilities attributable to the future tax consequences of events recognized in the financial statements and tax returns. Deferred income taxes are adjusted to reflect the effects of enacted changes in tax laws or tax rates. Deferred income tax assets are recorded in the financial statements if realization is considered more likely than not.

Revenue recognition

The Company recognizes revenue when it is realized or realizable, and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of a contract, the product has been delivered, or the services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.

Revenue of the Company is derived principally from the sale of scallops produced by the Company or purchased from third parties, and from the sale of seed and farm supplies to other aquaculture farms.

Revenue from the sale of scallops and other products is recognized upon delivery of the product and invoicing of the customer, assuming collection is considered reasonably assured.

Foreign exchange

The functional currency of our foreign subsidiaries is the local foreign currency. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from translation of the subsidiaries' accounts are accumulated as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and have not been significant.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Such estimates include providing for amortization of property, plant, and equipment, and valuation of inventory. Actual results could differ from these estimates.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with generally accepted accounting principles (GAAP), below we use a non-GAAP financial measure such term is defined in Regulation G under the rules of the Securities Exchange Commission, to clarify and enhance understanding future prospects.

While we believe that the non-GAAP financial measure is useful in evaluating us, the information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Further, the non-GAAP financial measure may differ from similarly titled measures presented by other companies.

INVESTMENTS IN TENURES AS COMPARED TO ESTIMATED MARKET VALUE OF TENURES

We currently carry our investment in Island Scallops' tenures at $3,356. This amount represents the initial carrying costs of certain tenures acquired by Island Scallop's subsidiary. These tenures do not expire until various dates ranging from 2021 - 2024, however, we believe that they have an indefinite useful life because renewal on expiration is anticipated. The area available for shellfish aquaculture within Baynes Sound is fully subscribed, and as a result new tenures are not available through the Canadian Provincial application and review process. The shellfish companies within the Sound are also well established and sales of tenures are quite rare, making the assessment of the market value for the Island Scallops tenures difficult. Historical sales and government auction of tenures have received as much as $300,000 (CDN) for a small beach tenure (less than 4 acres) and $65,000 CDN) for a small deepwater tenure without infrastructure. The few tenures on the market over the previous 12 months suggest that the current market value is approximately $10,000 to $25,000 (CDN) per acre. Based on listings of tenures on the coast of British Columbia, discussions with local shellfish growers and individuals from the BC Assets and Land Corporation, and an independent appraisal (commissioned by Island Scallops) that recently estimated the value of our roughly 1018 acres of tenures, the value is estimated to be approximately $8,600,000. If the proposed expansion of two of our tenures is approved, the estimated market value of our overall tenures would increase to roughly $10,600,000. The estimated market value is based on the size, location and whether they are beach or deepwater in nature. However, given the variable nature of the shellfish tenures market, the actual value that we receive from the sale of a tenure or a partial tenure could vary significantly from these estimated values.

Although we cannot determine the exact amount we would ultimately receive from the sale of our tenure(s), based upon the information stated above we expect to receive more than the carrying cost ($3,356) from such sale. Accordingly, the carrying cost of our tenures is not indicative of their actual value. This analysis indicates our cash generating capabilities after considering investments in capital assets necessary to maintain and enhance existing operations.

COMPARISON OF RESULTS FOR THE FISCAL YEAR ENDED AUGUST 31, 2005, TO THE FISCAL YEAR ENDED AUGUST 31, 2004.

Revenues. Revenues for the fiscal year ended August 31, 2005, were approximately $316,000. We had revenues of approximately $450,000 for the fiscal year ended August 31, 2004. This is a decrease of approximately $134,000 or 30%. In 2005, the majority of our revenue resulted from the sale of scallops. The decrease in our revenue from 2004 to 2005 was due to increased emphasis on the develop and production of larger 2005 and 2006 scallop crops. Management believes that our emphasis on expansion of future crops will yield a significant increase in revenues in 2006 and beyond.

Gross profit (loss). Gross loss for the year ended August 31, 2005, was approximately $51,000, a decrease of approximately $29,000 as compared to gross loss of roughly $80,000, for the year ended August 31, 2004. The decrease in the amount of gross loss was mainly attributable to management's decision to capitalize our inventory costs and recognize recoverable inventory costs at that date. Previously, the Company had assigned nil carrying amount to the biomass inventor of scallops.

General and administrative. General and administrative expenses for the fiscal year ended August 31, 2005, were approximately $221,000. Our general and administrative expenses were approximately $95,000 for the fiscal year ended August 31, 2004. This is an increase of approximately $126,000 or 133%. Our general and administrative expenses for the year ended August 31, 2005 were attributable to costs associated with establishing, building, and supporting our infrastructure and included various consulting costs, legal and accounting fees, overhead, realized stock compensation and salaries. We anticipate that these costs will rise as we continue to expand our operations.

Stock compensation expense. During the year ended August 31, 2005, our Board of Directors authorized the issuance of shares of our restricted common stock to an individual who would provide services to Edgewater Foods International, Inc. Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash expenses for the issuance of stock of approximately $10. As these shares were issued by Edgewater in June 2005 prior to the share exchange, these shares were valued based on the par value, $0.0001 of the stock at time of issuance and we recorded a $10 stock compensation expense for the issuance of these shares during the year ended August 31, 2005 and $0 for the issuance of these shares during the year ended August 31, 2004.

Other income (expense), net. Interest income for the year ending August 31, 2005 was approximately $2,600. Interest expense for the year ending August 31, 2005 was approximately $81,000. For the year ending August 31, 2005, the Company generated other income of approximately $14,000 and had other expenses of approximately $11,000. Interest income for the year ending August 31, 2004 was approximately $1,300. Interest expense for the year ending August 31, 2004 was approximately $33,000. During the year ending August 31, 2004 the Company also realized a one time gain of approximately $113,000 as a result of the gain on the disposal of shellfish tenure and suffered a loss of approximately $41,000 due to the settlement of a lawsuit. As a result, other expense for the year ending August 31, 2005 was approximately $78,000 as compared to income of approximately $40,000 for the year ending August 31, 2004. This is a decrease of approximately $118,000 primarily attributed to expenses related to the expansion of the Company's scallop crops.

Net profit (loss). As a result of the above, the net loss for the year ended August 31, 2005, was approximately $350,000 as compared to a net loss of approximately $135,000 for the year ended August 31, 2004. RISK FACTORS You should carefully consider the risks described below before making an investment in our Company. All of these risks may impair our business operations. If any of the following risks actually occurs our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATING TO AQUACULTURE

We are subject to a number of biological and environmental risks.

Our business would be adversely affected if our scallop crop is infected by SPX Disease (or Pertensis). SPX or Pertensis affects a variety of scallops and is most prevalent when water temperatures rise above 20 degrees Celsius. SPX disease has inhibited scallop growth throughout the industry. In the 1990s, mortality numbers were large and nearly wiped out fisheries on the west coast. During this time Island Scallops lost most of its stock, but was able to overcome this disease by breeding the remaining stock. Eight years of successfully breeding hardy individuals resulted in the remaining populations of scallops being SPX-free. Although there is a chance that other diseases may occur, the Island Scallops hybrid scallop has proven resistant to SPX disease for the last six years.

Paralytic Shellfish Poisoning (PSP or Red Tide) could limit the amount of scallops available for sale.

Paralytic Shellfish Poisoning (PSP or red tide) is another concern when farming scallops. The adductor muscle can be processed for sale to the traditional scallop meat market even when there is a PSP closure. On the other hand, the live animal market is stopped by PSP toxicity. Sewage Contamination (faecal coliform) is monitored by the Canadian Department of Fisheries and Oceans (DFO) to avoid this problem. This type of contaminant is not threatening to the crop, it only causes a temporary displacement to the marketing of the product until evacuation of the bacteria is concluded. Island Scallops' aquaculture is not without total risk; however, the development program over the last decade has reduced the risk of disease and increased the historical grow-out survival rate to 95% over the past six years. Despite these advances, however, an outbreak of PSP, even if it did not affect Island Scallops' stock, could have a depressive effect on the scallop market in general and could adversely affect on our business.

Aquaculture and scallop farming is subject to a variety of general disease risks.

Bacteria are almost always associated with mortalities in the larval stages of growth. Control of disease outbreaks in the hatchery consists of regular inspection, growth rates, color and larvae is checked for proper shape. Proper hygiene practices within the hatchery minimize problems with Bacteria. In general, scallops are harder to handle and transport and care needs to be taken when moving them. Scallops can develop a stress related disease that can be avoided by proper handling conditions such as temperature, moisture rates and time before getting back in the water (maximum time being 24 hours).

Boring sponges and worms can adversely impact our scallop yield.

Boring sponges and worms are organisms that make holes in the scallop's shell, weakening it and requiring the scallop to make repairs. Secreting additional layers of shell material to mend these holes directs energy away from growth and maintenance of the scallop. In cases of severe infestation, the adductor muscle may be reduced in weight by up to 50%, and the meat may be discolored.

Our business would be adversely affected if our scallop crop is infected by flatworm.

Flatworms can be devastating, destroying all seed within 2 weeks. Island Scallops has managed to minimize this problem and keep mortalities down by keeping the seeds in the pond a little longer so it becomes larger, making the time spent in the first net culture less. We then move the seeds to a larger mesh net culture, which causes the flatworms to fall off and no longer pose a problem. This husbandry technique alleviates the problem to a large degree.

Scallops raised in the open ocean are subject to a variety of predators that could adversely impact crop yield.

Starfish are a major predator of scallops, particularly in bottom culture. If the hanging techniques are far enough from the bottom, even during extreme low tides, then this does is not problematic. Since starfish and crabs have a free-swimming larval stage as part of their life cycle, it is possible that these larvae can land within the "grow-out" nets and metamorphose there. Crabs, starfish, boring snails, certain species of fish, including the wolfish and cod can prey on scallops.

Our business would be adversely affected if a majority of our scallop crop experiences fouling.

Fouling is caused by settlement and growth of several organisms such as macroalgae, bryozoans, barnacles and mussels on the nets. Heavy fouling of culture nets and scallops impedes growth of the scallops. Since most fouling occurs in shallower waters, hanging scallops at deeper depths can reduce fouling. If culture systems are managed properly, fouling is not a problem.

Aquaculture can be subject to a variety of growing conditions that can adversely affect product growth and development.

Certain growing conditions and sea conditions can affect the quality and quantity of scallops produced, decreasing the supply of our products and negatively impacting profitability. Extreme wave actions tend to make scallops seasick. In cases of extreme seasickness, scallops stop feeding and growth is reduced. This may create mortality by weakening the scallops and making them susceptible to other problems and diseases. Currently, the water leases owned by Island Scallops are located in areas where this will prove to be less problematic. Additionally, if other environmental conditions are unfavorable, growing conditions in the ocean can greatly inhibit scallop growth. Generally this risk is mitigated by year-to-year variations in growing conditions. However, we cannot guarantee that we will not be negatively affected, at least in the short term, if we experience poor growing conditions.

Increased mortality rates would adversely impact our business.

In general, increased mortality rates in juveniles are due to improper feeding and hatchery husbandry. Once scallops are introduced to the ocean, increased mortality rates are caused by the above factors as well as fluctuations in salinity and currents. Given the location of Island Scallops' current farming areas, the salinity and currents should not be problematic. Mortality rates can also increase due to overcrowding problems. In cases of extreme overcrowding scallops actually bite each other and their shells become damaged exposing their soft parts.

Improper ear hanging could lead to increased mortality rates.

By drilling a hole in the left anterior auricle and inserting a plastic fastener, or a-ge-pin, that is affixed to a rope, two scallops can hang next to each other on the down line. Since the scallops are not confined or lying on their sides, the shells are more convex, resulting in a higher meat yield. Since this technique relies on proper placement of holes within the scallop shells (specifically in the left anterior auricle, or byssal notch), mortalities can occur if these holes pierce both sides of the shell.

BUSINESS RISKS

We will require additional capital to fund our current business plan.

Our success is dependent on future financings. The aquaculture or marine farming industry is a capital-intensive business, which requires substantial capital expenditures to develop and acquire farms and to improve or expand current production. Further, the farming of marine life and acquisition of additional farms may require substantial amounts of working capital. We project the need for significant capital spending and increased working capital requirements over the next several years. There can be no assurance that we will be able to secure such financing on terms, which are acceptable, if at all. The failure to secure future financing with favorable terms could have a material adverse effect on our business and operations.

We are dependent on certain key existing and future personnel.

Our success will depend, to a large degree, upon the efforts and abilities of our officers and key management employees such as Mr. Saunders, Mr. Bruce Evans and Ms. Patti Greenham and Ms. Leslie Chapman. The loss of the services of one or more of these or other key employees could have a material adverse effect on our operations. We currently maintain key man life insurance on Mr. Saunders for a value of $1,000,000. We also have an employment agreement with Mr. Saunders. We do not maintain key man insurance for, nor do we currently have employment agreements with, any of our other key employees. In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. Key employees will require a strong background in the marine aquaculture industry. We cannot assure that we will be able to successfully attract and retain key personnel.

The fact that our directors and officers own approximately 69.23% of our capital stock may decrease your influence on shareholder decisions.

Our executive officers and directors, in the aggregate, beneficially own approximately 69.23% of our capital stock. As a result, our officers and directors, will have the ability to influence our management and affairs and the outcome of matters submitted to shareholders for approval, including the election and removal of directors, amendments to our bylaws and any merger, consolidation or sale of all or substantially all of our assets.

Our acquisitions and potential future acquisitions involve a number of risks.

Our potential future acquisitions involve risks associated with assimilating these operations into our company; integrating, retaining and motivating key personnel; integrating and managing geographically-dispersed operations integrating the technology and infrastructures of disparate entities; and risks inherent in the husbandry and farming of marine species.

We may have difficulty competing with larger and better-financed companies in our sector.

In general, the aquaculture industry is intensely competitive and highly fragmented. Many of our competitors have greater financial, technical, marketing and public relations resources than we presently have. Our sales may be harmed to the extent we are not able to compete successfully against such seafood producers.

Contamination of our seafood would harm our business.

Because our products are designed for human consumption, our business is subject to certain hazards and liabilities related to food products, such as contamination. A discovery of contamination in any of our products, through tampering or otherwise, could result in a recall of our products. Any such recall would significantly damage our reputation for product quality, which we believe is one of our principal competitive assets, and could seriously harm our business and sales. Although we maintain insurance to protect against such risks, we may not be able to maintain such insurance on acceptable terms and such insurance may not be adequate to cover any resulting liability.

Our business may be adversely affected by an oversupply sablefish.

The sablefish market is considered to be a high-end niche market, which is small. It is also a high quality product that is very sensitive to volume. A small increase in volume always brings upon an exaggerated reduction in market prices. If British Columbian sablefish farms achieve their expected production, they will more than double the current supply of sablefish to the world market. This increase in sablefish production could result in excess of supply over demand and could force fisheries to reduce, or maintain prices.

Our business may be adversely affected by certain environmental liabilities.

Currently Island Scallops is not required to have a Waste Management Permit. In the future, this could be reviewed and Island Scallops could be required to apply for such a permit. In such a case, Island Scallops may be "grandfathered" in its requirements. Island Scallops is also anticipating that its' tenures may be required to partake in a Canadian Environmental Review, although the tenures have recently been renewed for an additional 20 years, making it unlikely to have an impact. However, should new environmental regulations be implemented or if existing regulations are interpreted differently, we could be adversely affected and as a result, our compliance costs could increase.

We may experience barriers to conducting business due to potential government regulations.

There are no competitors in the scallop farming business in British Columbia. The United States will not allow the farming of the species farmed by Island Scallops in their waters, as this species is considered an "exotic". It is unlikely that the Canadian government would decide to regulate this species like the United States does (as the Canadian government developed the technology) however if it does, this would have a material adverse affect on our business.

Our business may be adversely affected price by volatility.

If market prices for Island Scallops' products decrease, we will incur a loss of profits. However, our operational costs will increase because we will have to produce the same quantity to meet the current demand, which will decrease profit margin. This form of price volatility would be detrimental for our business.

Foreign exchange rates risks, political stability risk, and/or the imposition of adverse trade regulations could harm our business.

We conduct some of our business in foreign currencies. Our profitability depends in part on revenues received in United States dollars as a result of sales into the United States. A decline in the value of the US dollar against the Canadian dollar would adversely affect earnings from sales in the United States. As part of our plans to acquire other businesses we may expand our operations to other countries, operate those businesses in foreign currencies, and export goods from those countries. Thus far, we have not engaged in any financial hedging activities to offset the risk of exchange rate fluctuations. We may in the future, on an as-needed basis, engage in limited financial hedging activities to offset the risk of exchange rate fluctuations. There is a risk that a shift in certain foreign exchange rates or the imposition of unforeseen and adverse political instability and/or trade regulations could adversely impact the costs of these items and the liquidity of our assets, and have an adverse impact on our operating results. In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our exported seafood operations. We expect the volume of international transactions to increase, which may increase our exposure to future exchange rate fluctuations.

ITEM 7.      FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Edgewater Foods International, Inc.
Qualicum Beach, British Columbia, Canada

We have audited the accompanying consolidated balance sheet of Edgewater Foods International, Inc. as of August 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standard require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Edgewater Foods International, Inc. as of August 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with the accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Edgewater will continue as a going concern. As discussed in Note 15 to the financial statements, Edgewater has incurred losses from operations for the year ended August 31, 2005 totaling approximately $272,000, has negative net worth approximating $1,300,000 and current liabilities exceed current assets by a significant amount. Edgewater will require additional working capital to develop its business until Edgewater either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Edgewater's ability to continue as a going concern. Management's plans regard to this matter are described in Note
15. The accompanying financial statements do not include any adjustments that might results from the outcome of these uncertainties.


/s/  Lopez, Blevins, Bork & Associates, LLP
-------------------------------------------
Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
November 16, 2005

                           INDEPENDENT AUDITORS REPORT

To the Director of Island Scallops Ltd.

We have audited the consolidated balance sheet of Island Scallops Ltd. as at August 31, 2004 and the consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

Except as discussed in the following paragraph, we have conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating, the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Because we were appointed auditors of the Company subsequent to August 31, 2004, we were not able to observe counting of physical inventories at the beginning and ending of the year ended August 31, 2004 nor satisfy ourselves concerning those inventory quantities by alternative means. Since opening and closing inventories enter into the determination of the results of operations and cash flows, we were unable to determine whether adjustments to cost of goods sold, net loss for the period, opening and ending deficit and cash flows from operating activities might be necessary.

In our opinion, except for the effect of adjustments, if any, as might have been determined to be necessary had we been able to examine opening and closing inventory quantities, as described in the preceding paragraph, the consolidated financial statements referred to in the paragraph above, present fairly, in all material respects, the financial position of the Company as at August 31, 2004 and the results of its operations and cash flows for the year then ended in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has suffered recurring losses from operation and has a net capital deficiency. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BME + Partners
-------------------
BME + Partners
Chartered Accountants
Vancouver, British Columbia
June 17, 2005




                       EDGEWATER FOODS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                            AUGUST 31, 2005 and 2004


ASSETS                                                                  2005         2004
                                                                        ----         ----

Current assets:
     Cash                                                           $       560          12,910
     Accounts receivable                                                   --            25,416
     Loans receivable                                                      --             2,042
     Inventory                                                          540,126            --
     Other current assets                                                28,520           7,476
                                                                    ---------------------------

       Total current assets                                             569,206          47,844

Property, plant and equipment, net                                    1,096,986         620,636

Loans receivable                                                         20,387          17,051

Investments in tenures                                                    3,356           3,032
                                                                    ---------------------------

     Total assets                                                   $ 1,689,935      $  688,563
                                                                    ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Checks issued in excess of funds on deposit                    $    38,538      $     --
     Bank indebtedness                                                   65,364            --
     Accounts payable and accrued liabilities                           489,724         276,411
     Short term debt                                                  1,125,141          88,465
     Shareholder Debt                                                      --         2,946,789
     Current portion of long term debt                                  959,486         896,336
                                                                    ---------------------------

     Total Current Liabilities                                        2,678,253       4,208,001

Long term debt                                                          369,632         327,879
                                                                    ---------------------------

     Total Liabilities                                                3,047,885       4,535,880
                                                                    ---------------------------

Stockholders' Equity
     Common stock, no par $0.0001, 50,000,000 authorized,
        20,585,400 issued and outstanding at August 31, 2005              2,059           1,030

     Additional Paid in Capital                                       3,151,790          (1,029)
     Accumulated Deficit                                             (4,341,406)     (3,991,330)

     Accumulated other comprehensive income                            (170,393)        144,012
                                                                    ---------------------------

     Total Stockholders' Equity                                      (1,357,950)     (3,847,317)
                                                                    ---------------------------
     Contingent Liabilities

     Total Liabilities and Stockholders' Equity                     $ 1,689,935      $  688,563
                                                                    ===========================


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements

                       EDGEWATER FOODS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDING AUGUST 31, 2005 and 2004




                                                        2005            2004
                                                   ------------    ------------

Revenue                                            $    315,869    $    449,928
Cost of goods sold                                      366,724         530,319
                                                   ------------    ------------

Gross profit (loss)                                     (50,855)        (80,391)
                                                   ------------    ------------

Expenses:
      General and administrative expenses               137,337          31,366
      Salaries and benefits                              83,653          63,349
                                                   ------------    ------------

                                Total                   220,990          94,715
                                                   ------------    ------------

Loss from operations                                   (271,845)       (175,106)
                                                   ------------    ------------

Other income (expense):
      Interest (expense), net                           (80,868)        (31,869)
      Other income                                        2,637            --
      Gain on sale of tenure                               --           112,641
      Loss on settlement of lawsuit                        --           (40,551)
                                                   ------------    ------------

                Other income (expense), net             (78,231)         40,221
                                                   ------------    ------------

Net income (loss)                                  $   (350,076)   $   (134,885)
                                                   ============    ============

Net income (loss) per Share
      Basic and diluted                            $      (0.03)          (0.01)

Weighted average shares outstanding
      Basic and diluted                              11,899,320      10,300,000


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements




                       EDGEWATER FOODS INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED AUGUST 31, 2005


                                                                              Accumulated
                                                                             Other Comprehensive
                                                              Additional       Income -
                                        Common Stock            Paid in      Foreign Exchange      Accumulated
                                 -------------------------
                                  Number          Value         Capital       Adjustment            Deficit         Total
------------------------------- -----------    -----------    -----------    -----------          -----------     -----------

Balance at August 31, 2003       10,300,000    $     1,030    $  (1,029)    $    324,869          $(3,856,445)    $(3,531,575)

Comprehensive loss

  Net income (loss)                                                                                   (134,885)      (134,885)

Foreign exchange adjustment                                                     (180,857)                            (180,857)
                                                                                                                  -----------
Total comprehensive loss                                                                                             (315,742)
                                -----------    -----------    -----------    -----------           -----------    -----------

Balance at August 31, 2004       10,300,000          1,030         (1,029)       144,012            (3,991,330)    (3,847,317)

Comprehensive loss

  Net income (loss)                                                                                   (350,076)      (350,076)

  Foreign exchange adjustment                                                   (314,405)                            (314,405)
                                                                                                                  -----------
Total comprehensive loss                                                                                             (664,481)


Common stock issued for
 services                           100,000             10           --                                                    10

   Common stock issued in
   connection with
   recapitalization               8,600,000            860           --                                   --              860

   Common stock issued
   in connection with
   recapitalization               1,585,400            159           (159)


                                -----------    -----------    -----------    -----------           -----------    -----------
Balance at August 31, 2005       20,585,400    $     2,059    $ 3,151,790    $  (170,393)          $(4,341,406)   $(1,357,950)
                                ===========    ===========    ===========    ===========           ===========    ===========




                                        EDGEWATER FOODS INTERNATIONAL, INC.
                                       CONSOLIDATED STATEMENTS OF CASHFLOWS
                                       YEARS ENDED AUGUST 31, 2005 and 2004


                                                                              2005           2004
                                                                          -----------    -----------

Cash flows from operating activities:

        Net income (loss)                                                 $  (350,076)   $  (134,885)

        Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation, depletion and amortization                             80,435         39,660
          Common stock issued for services                                         10           --
          Bad debt expense                                                        347           --
          Gain on sale of tenure                                                 --         (112,641)
          Loss on settlement of lawsuit                                          --           40,551

        Changes in current assets and liabilities:
          Accounts receivable                                                  25,069           (557)
          Other current assets                                                (21,044)           489
          Loan receivable                                                      (1,294)          --
          Inventory                                                          (540,126)          --
          Accounts payable                                                    221,644         39,247
          Bank overdrafts                                                      38,538           --
          Deferred revenues                                                      --             --
                                                                          -----------    -----------

Net cash used in operating activities                                        (546,497)      (128,136)
                                                                          -----------    -----------

Cash flows from investing activities:

        Payment in settlement of interest in joint venture                       --          (37,547)
        Proceeds on sale of property, plant and equipment                        --           22,234
        Purchase of property, plant and equipment                            (493,018)        (4,884)
        Proceeds on sale of tenure                                               --          112,641
        Decrease in loans receivable                                             --           13,644
                                                                          -----------    -----------

Net Cash provided by (used in) investing activities                          (493,018)       106,088
                                                                          -----------    -----------

Cash flows from financing activities:

        Line of credit, net                                                     6,591           --
        Proceeds from short term debt                                       1,125,247           --
        Payments on short term debt                                           (38,128)          --
        Proceeds of long term debt                                               --          165,207
        Payment of long term debt                                             (25,408)       (98,238)
        Common stock issued for cash                                              860           --
                                                                          -----------    -----------

Net Cash provided by financing activities                                   1,069,162         66,969
                                                                          -----------    -----------

Foreign currency translation effect                                           (41,997)        (1,153)

Net increase in cash                                                          (12,350)        43,768

Cash, beginning of period                                                      12,910        (30,858)
                                                                          -----------    -----------

Cash, end of period                                                       $       560    $    12,910
                                                                          -----------    -----------

Supplemental disclosure of cash flow information

Net cash paid during the year
     Interest                                                             $    60,000    $    33,182
     Income taxes                                                         $         -    $         -

Non-cash transactions
     Forgiveness of shareholder debt                                      $ 3,152,978    $         -



See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements

                       Edgewater Foods International, Inc.

                   Notes to Consolidated Financial Statements

NOTE 1.  BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

Edgewater Foods International Inc., a Nevada Corporation, is the parent company of Island Scallops Ltd., a Vancouver Island aquaculture company. Island Scallops was established in 1989 and for over 15 years has successfully operated a scallop farming and marine hatchery business. Island Scallops is dedicated to the farming, processing and marketing of high quality, high value marine species: scallops and sablefish. Scallop farming is relatively new to North America and Island Scallops is the only producer of both live-farmed Pacific scallops and live sablefish (or blackcod). Given Island Scallops' unique hatchery technology and extensive research and development, we believe that there is no significant competition for the farming of these marine species in our geographic area. Island Scallops is committed to rapidly expanding production and profits while continuing to finance the aggressive growth of the Company and maintaining a healthy respect for the marine environment.

On June 29, 2005, Edgewater Foods International, Inc. ("Edgewater") completed a Share Exchange with Island Scallops, Ltd. As a result of the share exchange, Island Scallops, Ltd. become the wholly own subsidiary of Edgewater Foods International, Inc. As a result, the shareholders of Island Scallops owned a majority (54.21%) of the voting stock of Edgewater Foods International, Inc. Although, Edgewater is the legal parent company, Island Scallops, Ltd was considered to be the accounting acquiror as it retained control after the exchange. As such, Island Scallops Ltd. (and its historical financial statements) is the continuing entity for financial reporting purposes.

On August 15, 2005, we completed a reverse acquisition of Heritage Management Corporation, a Nevada corporation incorporated on June 12, 2000. Following the reverse acquisition, we changed the name of Heritage Management Corporation to "Edgewater Foods International, Inc." The transaction was regarded as a reverse merger whereby Edgewater was considered to be the accounting acquirer as it retained control of Heritage after the exchange. Although the Company is the legal parent company, the share exchange was treated as a recapitalization of Edgewater. Edgewater is the continuing entity for financial reporting purposes. The Financial Statements have been prepared as if Edgewater had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the acquired entities since their respective dates of acquisition. All significant inter-company amounts have been eliminated.


Cash and equivalents

Cash and equivalents include cash, checks issued in excess of funds on deposit, bank indebtedness, and highly liquid short term market investments with terms to maturity of three months or less.

Accounts receivable

Accounts receivable is presented net of allowance for doubtful accounts. The allowance for doubtful accounts reflects estimates of probable losses in accounts receivable. The allowance is determined based on balances outstanding for over 90 days at the period end date, historical experience and other current information.

Loans receivable

Loans receivable is presented net of an allowance for loan losses, as necessary. The loans are written off when collectibility becomes uncertain.

Inventory

The Company maintains inventories of raw materials for its aquaculture products, of biomass (inventory of live aquaculture product being actively cultivated), and of finished goods (aquaculture product ready for sale).

Raw materials are reported at the lesser of purchase cost and estimated net realizable value.

Biomass and finished goods are reported at the lesser of cost and estimated net realizable value. Cost includes direct and reasonably attributable indirect production costs related to hatchery, cultivation, harvesting, and processing activities. Carrying costs per unit are determined on a weighted average basis.

At August 31, 2005, inventory consisted of the following:

Biomass (Scallops):                         $540,126

Long term investments

Long term investments are recorded at cost. The Company reviews its investments periodically to assess whether there is an "other than temporary" decline in the carrying value of the investment. The Company considers whether there is an absence of an ability to recover the carrying value of the investment by reference to projected undiscounted future cash flows for the investment. If the projected undiscounted future cash flow is less than the carrying amount of the asset, the asset is deemed impaired. The amount of the impairment is measured as the difference between the carrying value and the fair value of the asset.

Intangible assets

Intangible assets are recorded at cost. Cost is amortized over the estimated useful life of the asset unless that life is determined to be indefinite.

Intangible assets not subject to amortization are tested for impairment on at least an annual basis. If the fair value of the intangible asset is determined to be less than the carrying amount, an impairment loss is recognized in the amount of that difference.

Intangible assets subject to amortization are reviewed for impairment in accordance with the provisions applying to long-lived assets.

Property, plant, and equipment

Property,   plant,   and  equipment  are  recorded  at  cost  less   accumulated
amortization and are amortized in the following manner based on estimated useful lives:

         Buildings                                   4%-5% declining balance
         Seawater piping and tanks                   6% declining balance
         Boats                                       15% declining balance
         Field equipment                             20% declining balance
         Office equipment                            20% declining balance
         Vehicles                                    30% declining balance
         Computer equipment                          30% declining balance

Impairment of long-lived assets

The Company monitors the recoverability of long-lived assets, including property and equipment and intangible assets, based upon estimates using factors such as expected future asset utilization, business climate, and undiscounted cash flows resulting from the use of the related assets or to be realized on sale. The Company's policy is to write down assets to the estimated net recoverable amount, in the period in which it is determined likely that the carrying amount of the asset will not be recoverable.

Government assistance

Government assistance received by the Company, such as grants, subsidies, and tax credits, is recorded as a recovery of the appropriate related expenditure in the period that the assistance is received.

The Company has received government assistance in the foam of loans, for which repayment is not required if the Company meets specified future conditions, Such assistance received by the Company is initially recorded as a liability, until such time as all conditions for forgiveness are met, and is then recognized as revenue in that period.

Farm license costs

The Company must pay annual license costs in respect to government-granted tenures that it holds, which give the Company the right to use certain offshore ocean waters for the purpose of aquaculture farming. Such license costs are recognized as an expense when incurred.

Research and development costs

Development costs include costs of materials, wages, and reasonably attributable indirect costs incurred by the Company which are directly attributable to the development of hatchery techniques for sablefish and shellfish. These costs are expensed when incurred.

Research costs are expensed when incurred.

Income taxes

The Company calculates its provision for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes) ("SFAS 109"), which requires an asset and liability approach to financial accounting for income taxes. This approach recognizes the amount of taxes payable or refundable for the current year, as well as deferred tax assets and liabilities attributable to the future tax consequences of events recognized in the financial statements and tax returns. Deferred income taxes are adjusted to reflect the effects of enacted changes in tax laws or tax rates. Deferred income tax assets are recorded in the financial statements if realization is considered more likely than not.

Revenue recognition

The Company recognizes revenue when it is realized or realizable, and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of a contract, the product has been delivered, or the services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.

Revenue of the Company is derived principally from the sale of scallops produced by the Company or purchased from third parties, and from the sale of seed and farm supplies to other aquaculture farms.

Revenue from the sale of scallops and other products is recognized upon delivery of the product and invoicing of the customer, assuming collection is considered reasonably assured.

Financial instruments

The carrying amount of the Company's financial instruments, which include cash, accounts receivable, loans receivable, checks issued in excess of funds on deposit, bank indebtedness, accounts payable and accrued liabilities, short term debt, shareholder debt, and long term debt approximate fair value. It is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments unless otherwise noted.

Foreign exchange

The functional currency of the Company's foreign subsidiary is the local foreign currency (Canadian dollars). All assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from translation of the subsidiaries' accounts are accumulated as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and have not been significant.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities. Such estimates include providing for amortization of property, plant, and equipment, and valuation of inventory. Actual results could differ from these estimates.

Concentration of risk

The Company operates in the regulated aquaculture industry. Material changes in this industry or the applicable regulations could have a significant impact on the Company.

The quality and quantity of the aquaculture products cultivated, harvested and processed by the Company could be impacted by biological and environmental risks such as contamination, parasites, predators, disease and pollution. These factors could severely restrict the ability of the Company to successfully market its products.

Approximately 60% of the revenues of the Company for the year ended August 31, 2005 (50% for the year ended August 31, 2004) are derived from 3 major customers. The Company's ongoing operations are dependent on continued business from these customers.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148. Under APB Opinion No. 25, compensation cost is generally recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the amount an employee must pay to acquire the stock.



The Company periodically issues common stock for acquisitions and services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock.

The following table illustrated the effect on net income and earnings per share if Edgewater had applied the fair value recognition provisions of FASB Statement
No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                        Year Ended
                                                                                        August 31,
                                                                                 2005               2004


    Net income (loss), as reported                                             $   (350,076)     $   (134,885)

    Add:  Stock based intrinsic value included in report loss                              -                 -

    Less:  Total stock-based employee compensation expense determined
    under the fair value based method for all awards                               (370,565)                 -
                                                                           ------------------ -----------------

    Pro-forma net income (loss)                                                $   (720,641)     $   (134,885)
                                                                           ------------------ -----------------

    Basis and diluted net loss per share
        As reported                                                                   (0.03)            (0.01)
        Pro-forma                                                                     (0.06)            (0.01)



The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 100%, average risk-free interest rate of 4.15%, and expected lives of 10 and 5 years.


Basic and diluted net loss per share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For all periods presented, diluted loss per share equaled the basic loss per share as all convertible instruments were anti-dilutive.

Recent accounting pronouncements

In November of 2002, the Financial Accounting and Standards Board ("FASB') issued Interpretation No. 45 ("FIN 45"), (Guarantor's Accounting and Discount Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others). FIN 45 addresses disclosure and initial recognition and measurement issues related to guarantees. The disclosure provisions are effective for periods ending after December 15, 2002. The initial recognition and measurement provisions apply to guarantees issued after December 31, 2002.

In January of 2003, the FASB issued Interpretation No. 46 ("FIN 46"), (Consolidation of Variable Interest Entities). FIN 46 requires all companies with variable interests in entities created after January 31, 2003 to apply its provisions to those entities immediately. In December of 2003, the FASB issued a revised Interpretation "FIN 46R", Under the revised Interpretation, an entity deemed to be a business, based on certain specified criteria, need not be evaluated to determine if it is a Variable Interest Entity. The provisions of FIN 46R must he applied for the first interim or annual period beginning after June 15, 2003.

In April of 2003, the FASB issued Statement of Financial Accounting Standards No, 149 (Amendment of Statement 133 on Derivative Instruments and Hedging Activities) ("SFAS 149"). SFAS 149 amends SFAS 133, in requiring that contracts with comparable characteristics be accounted for similarly, and clarifies when a derivative contains a financing component requiring special reporting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and must be applied prospectively.

In May of 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity) ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and must be applied prospectively.

In November of 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43 (Inventory Pricing) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material. Among other provisions, SFAS 151 requires that items, such as idle facility expense, excessive spoilage, double freight, and rehandling costs, be recognized as current period charges. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversions be based on normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2006.

In December of 2004, the FASB issued Statement of Financial Accounting Standards No, 123 (revised 2004) (Share-Based Payment) ("SFAS 123R"). SFAS 123R is a revision of SFAS 123 (Accounting for Stock-Based Compensation), and supersedes Accounting Principles Beard ("APB") Opinion No. 25 (Accounting for Stock Issued to Employees). SFAS 123R requires that the fair value of employees awards issued, modified, repurchased or cancelled after implementation, under share-based payment arrangements, be measured as of the date the award is issued, modified, repurchased or cancelled. The resulting cost is then recognized in the statement of earnings over the service period. SFAS 123R is required to be adopted by the Company not later than for the 2007 fiscal year.

In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions) ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance, SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005, and is required to be adopted by the Company in the second quarter of the 2006 fiscal year.

In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections" (a replacement of APB Opinion No. 20 and SFAS No. 3) was issued. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods' financial statements, unless it is impracticable to do so. Opinion 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of change. Statement 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application encouraged. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued (May 2005). Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. Accordingly, the Company will implement the provisions of this accounting pronouncement in the fiscal reporting period ending August 31, 2007.

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123 (revised 2004), Share-Based Payment (Statement No. 123(R)). Under Statement No. 123(R), the Company would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005, or in the interim reporting period ending September 30, 2005. The SEC's new rule allows the Company to implement Statement No. 123(R) at the beginning of its next fiscal year, and accordingly, the Company will begin to reflect the adjustment to earnings for the impact of this accounting pronouncement in the interim reporting period ending November 30, 2005.

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at August 31, 2005 consisted of the following:

                                                       Accumulated      Net Book
                                       Cost            Amortization     Value
                                      -----------------------------------------

Land                                  $  211,463      $     --        $  211,463
Buildings                                415,807         204,402         211,405
Seawater piping and tanks                417,558         239,200         178,358
Boats and Barge                          214,335          88,618         125,717
Field equipment                          952,751         592,691         360,060
Office equipment                          12,717          11,238           1,479
Vehicles                                  33,681          29,982           3,699
Computer equipment                         7,834           3,029           4,805
                                      ------------------------------------------
                                      $2,266,146      $1,169,160      $1,096,986




Property, plant and equipment at August 31, 2004 consisted of the following:

                                                       Accumulated     Net Book
                                           Cost       Amortization     Value
                                           -------------------------------------

Land                                  $  190,996      $         -     $  190,996
Buildings                                368,875          175,301        193,574
Seawater piping and tanks                357,605          206,390        151,215
Boats                                     87,392           69,374         18,018
Field equipment                          551,901          492,604         59,297
Office equipment                          11,052            9,870          1,182
Vehicles                                  30,421           25,648          4,773
Computer equipment                         3,272            1,691          1,581
                                      ------------------------------------------
                                      $1,601,514      $   980,878     $  620,636


Accumulated amortization was $1,169,160 and $980,878 for the years ended August 31, 2005 and 2004, respectively. Depreciation expense was $10,195 and $39,660 for the year ended August 31, 2005 and 2004 respectively.

NOTE 4.  LOANS RECEIVABLE

An unsecured note receivable from Seascal Enterprises, Ltd. ("Seascal") requires monthly interest payments, calculated at the Business Development Bank of Canada's operational rate plus 1%, per annum, and has no fixed term of repayment. The Company has an informal arrangement to provide scallop seed to Seascal, for which the Company receives a percentage of ultimate sales.

NOTE 5.  INVESTMENTS IN TENURES

The Company carries its Investment in Tenures at $3,356 at August 31, 2005 and $3,032 at August 31, 2004. This amount represent the carrying costs of certain shellfish tenures acquired by the subsidiary of the Company's wholly-owned subsidiary Island Scallops Ltd., 377332 B.C. Ltd. Shellfish tenures are government-granted rights allowing limited use of offshore waters for the purposes of cultivation of shellfish. The tenure held by 377332 B.C. Ltd. has an expiration date of July 10, 2021. Other shellfish tenures held by the Company and its subsidiaries have expiration dates ranging from 2021 to 2024.

These tenures are considered to have an indefinite useful life because renewal on expiration is anticipated, and therefore are not subject to amortization.

NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Included in accounts payable and accrued liabilities are balances outstanding related to credit cards held in the name of the shareholder totaling $95,210 at August 31, 2005 and $44,681 at August 31, 2004. The Company used these credit cards as a means of short term financing and incurs interest charges on such unpaid balances.

Included in accounts payable and accrued liabilities at August 31, 2005 is an amount of $110,648 (August 31, 2004: $99,939) related to deposits paid by two third parties in respect to an agreement to purchase geoduck seed from the Company (for additional information see Note 10 - Contingent Liabilities).

Included in accounts payable and accrued liabilities at August 31, 2005 is an amount of $6,330 related to interest accrued in respect to the loan from the

National Research Council of Canada Industrial  Research Assistance Program (see
Note 9 - Long Term Debt for additional information).

Other accounts payable at August 31, 2005 carry a balance of $267,314 and accrued liabilities included a customer deposit of $10,223.

As a result, at August 31, 2005, the Company had an accounts payable and accrued liabilities balance of $489,724.

NOTE 7.  SHORT TERM DEBT

Included in short-term notes payable is a loan with an authorized limit of $1,258,706 secured by the assets of the Company, including a mortgage charge in the amount of $1,258,706 on land and building of the Company, and by a personal guarantee of Robert Saunders, our Chairman, President and CEO, and former sole shareholder of Island Scallops. The note bears interest at a rate of 1% per month, payable monthly, and is due April 1, 2006. As of August 31, 2005, $991,533 of the authorized limited had been lent to the Company's wholly owned subsidiary, Island Scallops.

Included in short-term debt at August 31, 2005 is estimated royalties of $55,848 (2004:$50,443) payable to a third party from who the former sole shareholder of Island Scallops Ltd originally acquired the shares ofIsland Scallops Ltd. The 1992 share purchase agreement (for Island Scallops) provided that the third party was to receive from the Company 3% of revenues of the Company as earned, on a quarterly basis, throughout the period from December 1, 1992 to November 30, 2002. The third party holds a first charge over inventory of the Company (including broodstock) in the amount of $293,698 (August 31, 2004: $265,272) in support of its royalty entitlement. The third party has not taken further action to enforce payment of the arrears liability.

Included in short-term notes payable at August 31, 2005 is an unsecured non-interest bearing demand loan from an individual with a face value of $42,096 (August 31, 2004: $38,022) and no specific terms of repayment. However, the lender has informally requested that the loan be repaid in full by October 6, 2008.

Included in the short-term notes payable at August 31, 2005 is a second unsecured non-interest bearing demand loan with a face value of $35,664 and no specific terms of repayment.

As a result,  at August 31,  2005,  the Company  had  $1,125,141  (August  2004:
$88,465) of short-term notes.

NOTE 8.  FORGIVENESS OF NOTE DUE SHAREHOLDER

In August, 2005, our Board of Directors approved the forgiveness of $3,154,073 of unsecured debt by Robert Saunders, our Chairman, President and CEO, and former sole shareholder of Island Scallops. This debt, which represents an amount advance to the Company by the previous shareholder of the Company, was acquired by Mr. Saunders at the time of his acquisition of the Island Scallops in 1992.

NOTE 9. LONG TERM DEBT


These consolidated financial statements include a Western Diversification Program non-interest bearing loan to Island Scallops that requires repayment equal to 12% of gross revenues from scallop sales of the Company, payable semi-annually, with no specified due date. At August 31, 2005 Island Scallops is in arrears in respect to the payment of these amounts, the full principal balance of $568,343 (August 31, 2004: $516,367) is reflected as a current liability. Management of the Company is seeking to renegotiate terms of repayment of this debt.

These consolidated financial statements include the Company's wholly owned subsidiary's (Island Scallops) unsecured non-interest bearing loan from the National Research Council of Canada Industrial Research Assistance Program which requires quarterly payments commencing March 1, 2003 equal to 3% of gross black cod revenues of the Island Scallops until the earlier of full repayment or December 1, 2012. The amount repayable is up to 150% of the original advance of $370,128, if repayment is before December 1, 2007. If at December 1, 2012, Island Scallops has not earned sufficient revenues to be required to repay the original loan amount, the remaining portion of the loan is to be forgiven. Amounts currently due at August 31, 2005, based on revenues of $32,908 (revenue of $24,253 for the year ending August 31, 2004) bear interest at a rate of 1% per month. At August 31, 2005 and as Island Scallops is in arrears in respect to the payment of these amounts, the full principal balance of $369,745 (August 31, 2004: $333,959) is reflected as a current liability.

These consolidated financial statements include Island Scallop's mortgage loan repayable at $1,808 per month including interest calculated at the greater of 10% and (Canadian) prime plus 6%. The loan, which is due on April 1, 2007, is secured by a second charge on the real property of Island Scallops. At August 31, 2005, the principal due is $182,418 (August 31, 2004 $165,849).

These consolidated financial statements include a non-interest bearing loan to Island Scallops from Industry Science and Technology Canada requiring repayment equal to 0.5% of gross scallop sales of the Company's wholly owned subsidiary (Island Scallops) for each preceding year, which is due January 1, 2007. If at the due date the Company has not generated sufficient revenues to be required to repay the original amount of $157,266, the remaining portion of the loan is to be forgiven. Amounts currently due bear interest based on the published rates of 90 day (Canadian) treasury bills.

These consolidated financial statements include two bank loans for Island Scallops. The first bank loan is repayable at $1,049 per month, plus interest calculated at the floating base rate of the Business Development Bank of Canada plus 1.5% annum, is due February 23, 2009, and is secured by a General Security Agreement over the assets of the Company's wholly owned subsidiary (Island Scallops), a mortgage charge of Island Scallop's real property and a personal guarantee of $41,957 by our Chairman, President and CEO, and former sole shareholder of Island Scallops. At August 31, 2005, the principal due is $44,055 (August 31, 2004: $51,160). The second bank loan is repayable at $437 per month plus interest calculated at (Canadian) prime plus 3% per annum, is unsecured and is due October 23, 2007. At August 31, 2005, the principal due is $11,182 (August 31, 2004 $14,837).

As a result,  at August 31, 2005, the Company had  $1,329,118  (August 31, 2004:
$1,224,215)  of  long-term  debt  less a  current  portion  of  $959,486  (2004:
$896,336)  for a balance of  $369,632  (August  31,  2004  $327,879).  Principal
payments due within each of the next five fiscal years and subsequently, in respect to long term debt are approximately as follows:

                         2006                               $959,486
                         2007                                $22,237
                         2008                                $18,041
                         2009                                $11,748
                         2010                                 $5,874
          2011 and subsequent                               $311,732
                                                 -------------------

                                                          $1,329,118
                                                 ===================



NOTE 10.  CONTINGENT LIABILITIES

The Company's wholly owned subsidiary, Island Scallops, entered into an Agreement in the 1998 year with two parties, under which Island Scallops was to produce and sell geoduck seed to the two parties. Island Scallops received advance payments from each of the two parties in the 2002 year of approximately $64,140 and recognized related revenue of $43,705 in respect to seed delivered in the 2002 year. The balance of the deposits received, net of sales, totaling $110,648, is included in accounts payable and accrued liabilities.

The position of management of the Company is that the two parties violated the terms of the agreement, such that the Company is entitled to retain the balance of the deposits.

As of August 31, 2004, one of the two parties had made claims that the Company owed to it amounts totaling $74,704. The balance included in accounts payable and accrued liabilities related to this party is $29,156.

Any additional liability to the Company, or any reduction of the currently recognized liability , in respect to these deposits will he recorded at the time a conclusion to this matter can be determined.

Neither the Company nor its wholly owned subsidiary maintain insurance in respect to replacement of its inventory. Consequently, the Company is exposed to financial losses or failure as a result of this risk.

NOTE 11.  INCOME TAXES

The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because it has experienced operation losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of unclaimed research and development expentitures, because of uncertainty regarding the Company's ability to realize the benefit.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at August 31, 2005 are as follows:

                                                                August 31,         August 31,
                                                                   2005               2004
                                                            ---------------    ---------------

       Deferred tax asset attributable to:
           Unclaimed research and development
            expenditures                                    $          --      $       599,019
           Net operating loss carryover                     $       445,558             44,020
           Less, Change in valuation allowance                     (445,558)          (643,039)
                                                            ---------------    ---------------
       Total net deferred tax asset                         $             -    $             -
                                                            ===============    ===============


Edgewater follows Statement of Financial  Accounting  Standards Number 109 (SFAS
109), "Accounting for Income Taxes." SFAS No. 109 requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $445,558 at August 31, 2005 is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance for 2005 was approximately $197,401.

At August 31, 2005 Edgewater had net operating loss carryforwards amounting to approximately $42,314 and $0 for U.S. and Canadian tax purposes, respectively, that expires in various amounts beginning in 2009 and 2009 in the U.S. and Canada, respectively.

The federal statutory tax rate reconciled to the effective tax rate for 2005 is as follows:

                                                                     2005
                                                                 ------------
       Tax at U.S. statutory rate                                      34.0%
       State tax rate, net of federal benefits                          0.0
       Foreign tax rate in excess of U.S. statutory rate               17.6%
       Change in valuation allowance                               (197,401)
                                                                 -----------
       Effective tax rate                                               0.0%
                                                                 ===========


NOTE 12.  STOCK-COMPENSATION EXPENSE

On June 27 2005, the Company issued 100,000 shares of stock to an individual who would provide services to Edgewater Foods International, Inc. Subsequently in August 2005, Edgewater was acquired by the Company pursuant to a share exchange. As such, these shares were valued based on the par value, $0.0001, of our stock at time of issuance. As a result, the Company recorded a stock compensation expense for the year ended August 31, 2005 of $10.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

Corporate Offices

For the fiscal year ended August 31, 2005, our U.S. corporate office was located at 400 Professional Drive, Suite 310, Gaithersburg, Maryland 20878. This space was provided on a rent free basis by one of our shareholders. As a result, the Company did not recognize rental expense in the fiscal year.

Employment Agreements

On June 29, 2005 the Company entered into an employment agreement with Mr. Robert Saunders as Chairman and President of Edgewater Foods effective June 29, 2005. Subsequently in August 2005, Mr. Saunders was appointed CEO by our Board of Directors. Mr. Saunders will serve at the pleasure of the Board of Director's. For serving as President, Mr. Saunders compensation will be US $60,000 per annum. For serving as Chairman, Mr. Saunders will receive an additional US $10,000 per month for the first twelve months of service following receipt of US $5,000,000 in outside funding by the Company. Thereafter, Mr. Saunders will receive US $20,000 per month provided that the Company has achieved gross revenue of at least US $20,000,000 in its most recent fiscal year and continuing as long as the Company continues to achieve gross revenues of at least US $20,000,000. Additionally, the Company agreed to grant Mr. Saunders a signing bonus of US $150,000 to be paid on closing of at least US $3,500,000 in third party financing.


NOTE 14.  SETTLEMENT OF LAWSUIT

During the 1997 year, the Company entered into a joint venture agreement with Blacvkfin Research Ltd. ("BRL")for the purpose of researching and developing a black cod hatchery. In the 2001 year, BRL made a legal claim against the Company totaling $353,965 seeking to recover amounts it claimed it had contributed to the joint venture.

During the 2004 year, the Company made a settlement with BRL under which the Company was required to pay to BRL cash of $37,547, and to transfer to BRL a shellfish tenure with a carrying amount of $3,004. BRL agreed that the Company would retain sole rights to all intellectual property developed by the joint venture.

The settlement resulted in a loss to the Company of $40,551.


NOTE 15.  SALE OF TENURE

During the 2004 year, island scallops sold a shellfish tenure which had a carrying amount of $nil, for cash proceeds of $112,641.


NOTE 16.  COMPARATIVE FIGURES

Certain of the comparative figures as of August 31, 2004 and for the year then ended have been reclassified to conform to the presentation adopted for the 2005 year.


NOTE 17.  RECENT DEVELOPMENTS

On September 20, 2005, Montgomery Simus resigned as one of our directors. Mr. Simus, who currently serves on another public company's board of directors and serves as President and CEO of a private company, felt that he did not have sufficient time to dedicate to his role as a director. In conjunction with his resignation, Mr. Simus agreed to cancel back to the Company the 150,000 shares of common stock that was originally issued to him in June 2005.

In October 2005, we engaged Aurelius Consulting to provide marketing and investor relations services. The initial term of the agreement is one year. Aurelius is entitled to receive 25,000 shares of our restricted common stock per quarter during the term of its agreement, in consideration for their services. The shares were valued at $1.45 per share, the closing bid price for shares of our common stock on the date of the contract. Therefore, the total aggregate value of the transaction that will be recognized by Company in the first quarter of 2006 will be $145,000.

At October 21, 2005 and November 11, 2005, our board approved the issuing a total of 25,000 shares of the Company's common stock to The Shemano Group, LLC for preparing a research report for the Company. The shares were valued at $1.50 per share, the closing market bid of our common stock on the date of the resolution. Therefore, the total aggregate value of the transaction will be recognized by Company in the first quarter of 2006 will be $37,500.


NOTE 18.  GOING CONCERN

As of August 31, 2005, the Company's working capital has been primarily financed with various forms of debt. The Company has suffered operating losses since its inception in its efforts to establish and execute its business strategy. The

Company anticipates that it will continue to require additional working capital to fund its ongoing operations and execute its business strategy. In the event that the Company does not continue to raise such required capital it would raise substantial doubt about the Company's ability to continue as a going concern.

The Financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis and ultimately to attain profitability. The Company's management intends to obtain working capital through operations and to seek additional funding through debt and equity offerings to help fund the Company's operations as it expands. There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 19.    FOREIGN OPERATIONS

The Company's share of the net assets held outside of the United States totaled approximately $1,690,000 at August 31, 2005.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices or procedures or financial disclosure.


ITEM 8A. CONTROLS AND PROCEDURES


We, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Accounting Officer, have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this report. Based upon the evaluation, the Chief Executive Officer and Acting Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and report within the time periods specified in SEC rules and forms.

CHANGES IN INTERNAL CONTROLS

There have been no changes in internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and text set forth the names and ages of all directors and executive officers as of December 9, 2005. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders, which is anticipated to be held in Spring of 2006, and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. To date we have not had an annual meeting. Except as disclosed herein, there are no family relationships among directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME                             AGE        POSITION
----                             ---        --------
Robert Saunders                   53   Chairman, CEO and President
Douglas C. MacLellan              49   Vice Chairman
Mark H. Elenowitz                 35   Director
Robert L. Rooks                   51   Director
Ian Fraser                        45   Director
Michael Boswell                   36   Director, Acting Chief Accounting Officer
Bruce Evans                       52   Farm Manager
Kristina M. Miller                43   Chief Scientific Advisor


ROBERT SAUNDERS, CHAIRMAN, CEO AND PRESIDENT.

Mr. Saunders has directed all research and development efforts at Island Scallops since its establishment. After studying for his B.Sc. at the University of British Columbia in the early 1970's, Mr. Saunders has worked exclusively in the aquaculture research and development field. His efforts have primarily involved designing and implementing innovative culture technology and methods for new aquaculture species in British Columbia. Mr. Saunders has direct experience with managing projects similar to the type proposed, such as developing the hatchery technology for producing the Japanese scallop and the development of sablefish aquaculture.

DOUGLAS C. MACLELLAN, VICE-CHAIRMAN.

Since May 1992, Mr. MacLellan has been President and Chief Executive Officer of the MacLellan Group, Inc., a privately held business incubator and financial advisory firm. Mr. MacLellan is currently a member of the board of directors and chairman of the audit committee of AMDL, Inc. (AMEX: ADL), a publicly held biotechnology firm. From 2002 until September 2005, Mr. MacLellan was Vice Chairman and a Director of AXM Pharma, Inc. (AMEX; AXJ). From March 1998 through October 2000, Mr. MacLellan was the co-founder and a significant shareholder of Wireless Electronique, Ltd., a China-based telecommunications company having joint venture operations with China Unicom (NASDAQ: CHU) in Yunnan, Inner Mongolia and Ningxia provinces. He is also a co-founder and, since May 1997, has been a director of Datalex Corporation, a Canadian-based legacy software solution provider. From November 1996 to March 1998, Mr. MacLellan was co-Chairman and an Investment Committee member of the Strategic East European Fund. From November 1995 to March 1998, Mr. MacLellan was President, Chief Executive Officer and a Director of PortaCom Wireless, Inc., a company engaged as a developer and operator of cellular and wireless telecommunications ventures in selected developing world markets. Mr. MacLellan is a former member of the board of directors and co-founder of FirstCom Corporation (NASDAQ: FCLX), an international telecommunications company that operates a competitive access fiber and satellite network in Latin America, which became AT&T Latin America (NASDAQ: ATTL) in August 2000. During 1996, he was also the Vice-Chairman of Asia American Telecommunications (now Metromedia China Corporation), a majority-owned subsidiary of Metromedia International Group, Inc. (AMEX: MMG). Mr. MacLellan was educated at the University of Southern California in economics and finance, with advanced training in classical economic theory.

MARK H. ELENOWITZ, DIRECTOR.

Mr. Elenowitz is a co-founder and managing director of the TriPoint family of companies. He is responsible for the overall corporate development of the firm and assisting Tripoint's clients with high-level financial services and general business development. From December 2002 to September 2005, Mr. Elenowitz was a board member of AXM Pharma (AMEX: AXJ). From September 2001 to March 2002, Mr. Elenowitz was a Director and President of Image World Media, Inc. (Pink sheet:
IMWI), an international media company specializing in the production and distribution of various media content for worldwide distribution across multiple media platforms, such as traditional television, film and the Internet. From February 1998 to October 2001, Mr. Elenowitz was Co-Chairman and Managing Director of GroupNow!, Inc., a financial consulting firm. In this role he was responsible for the company's overall corporate development and corporate finance. Mr. Elenowitz integrates a strong, successful entrepreneurial background with extensive financial services and capital markets experience. He is also the senior managing director of Investor Communications Company, LLC
(ICC), a national investor relations firm he founded in 1996. Through ICC, Mr. Elenowitz has developed ongoing relationships with other investment banking firms, market makers, and analysts. Mr. Elenowitz has worked with over 30 publicly traded companies providing financial consulting and strategic planning services. Previously, Mr. Elenowitz held Series 7 and 63 licenses as a broker, and held a Series 24 license (Branch Manager) at regional brokerage firm and also served as Vice President of Sales at NYSE member firm. Mr. Elenowitz is the recipient of several entrepreneurial awards. He is a graduate of the University of Maryland School of Business and Management, with a Bachelor of Science in Finance.

DR. ROBERT L. ROOKS, DIRECTOR.

Dr. Robert L. Rooks has been Chief of Staff of All Care Animal Referral Center (ACARC) in Fountain Valley, California, since 1990. ACARC is the largest strictly referral veterinary center in the United States. Dr. Rooks has a staff of over 20 veterinarians in the areas of surgery, critical care, internal medicine, oncology, dentistry, radiology and neurology. Their services include 24-hour critical care/emergency service, MRI and CT scans, color-flow Doppler ultrasounds, hyperbaric oxygen therapy, a complete orthopedic program including total hip replacements and joint reconstruction, cobalt radiation therapy, a complete neuro-diagnostic service, a kidney transplant program and a physical rehabilitation department and much more. He is the published author of over 100 journals, magazine and newspaper articles. Dr. Rooks is also the author of the book "Canine Orthopedics" published in 1997 by Howell Bookhouse. Dr. Rooks completed his undergraduate studies at Iowa State University in 1978. He graduated from the College of Veterinary Medicine at Iowa State. Dr. Rooks received his Masters Degree as well as completed his surgical residency at the University of Illinois in 1981. He is a Diplomat of both the American College of Veterinary Surgeons and the American College of Veterinary Practitioner.

IAN FRASER, DIRECTOR.

 Since 1997, Mr. Ian Fraser has been President of Fraser Yacht Sales Ltd., a successful Yacht Brokerage located in Vancouver, B.C. Prior to establishing Fraser Yacht Sales Ltd., Mr. Fraser gained experience in sales and marketing both nationally and internationally as a yacht broker for two top brokerage houses in Vancouver. Previously, Mr. Fraser was worked as an advertising sales executive with Naylor communications from 1988 to 1990 and learned valuable communication skills while working with numerous trades including the Truck Logger's association, the I.W.A of America, and the B.C. Construction industry. He also operated as a commercial fisherman on the West coast working on commercial salmon fishing boats for the B.C. Packer Corporation over a 4 year period and gained valuable knowledge of the coastline of Vancouver Island and along the mainland from Victoria to the Queen Charlotte Islands. Mr. Fraser also acquired sea time and commercial shipping skills while working on the deck department of the B.C. Ferry Corporation based out of Horseshoe Bay during his early professional career and during the summer months while attending school in the early 1980s. Mr. Fraser also competes internationally on ocean racing yachts and has crossed the Pacific and sailed up and down the coast to Mexico on numerous occasions while racing and delivering racing yachts as captain. Mr. Fraser studied Business Administration at Simon Fraser University and Capilano College graduating with a diploma in Business Administration.

MICHAEL BOSWELL, DIRECTOR AND ACTING CHIEF ACCOUNTING OFFICER.

Mr. Boswell is a co-founder and member in TriPoint Capital Advisors, LLC, a boutique merchant bank focused on small and mid-sized growth companies and a co founder of the TriPoint family of companies. Mr. Boswell provides high-level financial services to start-up businesses and small to mid-sized companies. Prior to the founding of TriPoint, Mr. Boswell had a number of executive positions focusing on business development and management consulting. Mr. Boswell also spent eight years as a senior analyst and/or senior engineer for various branches of the United States Government. He earned a MBA from John Hopkins University and a BS degree in Mechanical Engineering from University of Maryland.

BRUCE EVANS, FARM MANAGER.

Mr. Bruce Evans has been involved in shellfish production since 1985. He successfully established an oyster business, employing methods of long-line and beach culture production. That business is still in operation today, producing 7,000 gals of shucked oysters annually and employing 3 full time people and 4 part time people. He moved to Island Scallops in 1989. Mr. Evans was responsible for securing the leases from the Provincial government for this scallop grow-out project. He built the established long-line systems that currently produce scallops for Island Scallops. Mr. Evans worked with a Japanese scallop farmer for two years in B.C. and spent a month working on highly acclaimed scallop farms in Japan. Mr. Evans has BS in Marine Biology from the University of Victoria.

DR. KRISTINA M. MILLER, CHIEF SCIENTIFIC ADVISOR.

Dr. Miller is currently Head of the Molecular Genetics Section in the Pacific Region for the Department of Fisheries and Oceans, Canada (DFO). She has been a research scientist at DFO since obtaining her PhD in Biological Sciences from Stanford University in 1992. The Molecular Genetics section she oversees contains a staff of 26, including scientists, biologists, computer analysts and research technicians. Dr. Miller conducts research on the genetic composition, adaptation, immunity and physiology of wild and domesticated fish and shellfish species using both molecular and genomic approaches. She has been a leader in the development of molecular technologies to aid in the conservation and management of aquatic resources. In the past 10 years, she has published over 40 scientific peer-reviewed journal manuscripts, and her group has been the focus of numerous magazine and newspaper articles. Dr. Miller brings a strong scientific component to the management of Edgewater Foods, and she will serve as Chief Scientific Advisor. In addition to her PhD, Dr. Miller received a BSc in Zoology from University of California, Davis in 1983, and a MSc in Biology from University of British Columbia in 1986. Dr. Miller is Robert Saunders, our Chairman, CEO and President's wife.

AUDIT COMMITTEE AND FINANCIAL EXPERT

The Company has an Audit Committee as specified in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, composed of Douglas MacLellan (Chair), Robert Rooks and Ian Fraser. The Audit Committee focuses its efforts on assisting our Board of Directors to fulfill its oversight responsibilities with respect to our:

     o Quarterly and annual consolidated financial statements and financial information filed with the Securities and Exchange Commission;
     o    System of internal controls;
     o    Financial accounting principles and policies;
     o    Internal and external  audit  processes;  and
     o    Regulatory compliance programs.

The committee meets periodically with management to consider the adequacy of our internal controls and financial reporting process. It also discusses these matters with our independent auditors and with appropriate financial personnel that we employ. The committee reviews our financial statements and discusses them with management and our independent auditors before those financial statements are filed with the Securities and Exchange Commission.

The committee has the sole authority to retain and dismiss our independent auditors and periodically reviews their performance and independence from management. The independent auditors have unrestricted access and report directly to the committee.



AUDIT COMMITTEE FINANCIAL EXPERT.

Douglas MacLellan is the Company's Audit Committee Financial Expert, as that term is defined in Item 401 of Regulation S-B and the Board has determined that Mr. MacLellan is independent, as that term is used in Item 7(d)(3)(iv) of
Schedule 14A under the Exchange Act. Mr. MacLellan's qualifications as an audit committee financial expert are described above.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of any class of our securities registered under Section
12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
We are currently a voluntary filer pursuant to Section 15(d) of the Act and, therefore, our officers, directors and 10% or greater holders of our securities are not currently required to file reports pursuant to Section 16(a).

CODE OF ETHICS

On August  3,  2005,  we  adopted a code of  ethics  that  applies  to our Chief
Executive Officer, Principal Financial and Accounting Officer and Controller. A copy of the code of ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-KSB.

You may obtain a copy of any of our codes of ethics at no cost, by written request to:  Edgewater Foods International, Inc., 5552
West Island Highway, Qualicum Beach, British Columbia, Canada V9K 2C8; or, oral request at: (250) 757-9811.


ITEM 10. EXECUTIVE COMPENSATION

                           Summary Compensation Table



                                                                                Long Term Compensation
        Annual Compensation                                             Awards                       Payouts
        (a)              (b)     (c)           (d)           (e)           (f)           (g)            (h)         (i)
                                                             Other                       Securities
        Name                                                 Annual        Restricted    Under-                     All
        and                                                  Compen-       Stock         lying          LTIP        Other
        Principal                                            sation        Award(s)      Options/       Payouts     Compen-
        Position         Year    Salary($)     Bonus($)      ($)           ($)           SARs (#)       ($)         sation
                                                                                                                    ($)




        Robert           2005    60,000        150,000       0             0             0              0           0
        Saunders,
        Chairman,
        President and
        CEO(1)
        Michael          2004    0             0             0             0             0              0           0
        Boswell,
        President and
        Acting Chief
        Account
        Officer (2)




     (1) In June 2005, the Company entered into an employment agreement with Mr. Robert Saunders as Chairman and President of Edgewater Foods effective on June 29, 2005. Subsequently in August 2005, Mr. Saunders was appointed CEO by our Board of Directors. Mr. Saunders will serve at the pleasure of the Board of Director's. For serving as President, Mr. Saunders compensation will be US $60,000 per annum. Additionally, the Company agreed to grant Mr. Saunders a signing bonus of US $150,000 to be paid on closing of at least US $3,500,000 in third party financing.

     (2)  Mr. Saunders replaced Mr. Boswell as President in June 2005

OPTION/SAR IN LAST FISCAL YEAR

The Board of Directors and holders of a majority of our outstanding securities acting by consent have adopted the Edgewater Foods International 2005 Equity Incentive Plan. The Equity Plan is intended to further the growth and financial success of Edgewater by providing additional incentives to directors, executives and selected employees of and consultants to Edgewater so that such participants may acquire or increase their proprietary interest in Edgewater. The term "Corporation" shall include any parent corporation or subsidiary corporation of Edgewater as those terms are defined in Section 424(e) and (f) of the Internal Revenue Code of 1986, as amended. Stock options granted under the Plan may be either "Incentive Stock Options", as defined in Code section 422 and any regulations promulgated under that Section, or "Nonstatutory Options" at the discretion of our Board of Directors and as reflected in the respective written stock option agreements granted pursuant to this Equity Plan. Stock Appreciation

Rights, Restricted Stock, Restricted Stock Unit, Performance Awards, Dividend Equivalents, or Other Stock-Based Awards may also be granted under the Equity Plan. The Board believes that the Equity Plan will maintain the flexibility that Edgewater needs to keep pace with its competitors and effectively recruit, motivate, and retain the caliber of employees, directors and consultants essential for achievement of our success.

Individuals eligible to receive awards under the Equity Plan include officers, directors, employees of and consultants to Edgewater and its affiliates. The number of shares available under the Equity Plan shall be 5,000,000 shares of our common stock, as well as the following: As of January 1 of each year, commencing with the year 2006 and ending with the year 2008, the aggregate number of Shares available for granting Awards under the Equity Plan shall automatically increase by a number of Shares equal to the lesser of (x) 5% of the total number of Shares then outstanding or (y) 1,000,000. The Board may distribute those shares in whatever form of award they so choose within the Equity Plan's guidelines. There are no restrictions on the amount of any one type of award that may be granted under the Equity Plan.

As of September 1, 2005, our Board of Directors granted 282,000options to employees, directors and consultants under the Equity Plan. As of September 1, 2005, there are 6 Directors, 2 executive officers, 10 consultants and approximately 35 employees other than executive officers, who are eligible to receive awards under the Equity Plan.

The Board may delegate a Committee to administer the Equity Plan. The Committee shall not consist of fewer than two members, each of whom is a member of the Board and all of whom are disinterested persons, as contemplated by Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended and each of whom is an outside director for purposes of Section 162(m) of the Code, acting in accordance with the provisions of Section 3.

Currently, we do not have any definitive plans for granting further awards under the Equity Plan and no determination has been made as to the number of awards to be granted, or the number or identity of recipients of awards. Had the Equity Plan been in effect last year, the options granted under the 2004 Plan would have been the awards granted under the Equity Plan.

AMENDING THE PLAN

The Board may amend, alter, suspend, discontinue, or terminate the Equity Plan, including, without limitation, any amendment, alteration, suspension, discontinuation, or termination that would impair the rights of any Participant, or any other holder or beneficiary of any Award theretofore granted, without the consent of any share owner, Participant, other holder or beneficiary of an Award, or other Person. The Board may also waive any conditions or rights under, amend any terms of, or amend, alter, suspend, discontinue, or terminate, any Awards theretofore granted, prospectively or retroactively, without the consent of any Participant, other holder or beneficiary of an Award. Except as provided in the following sentence, the Board is authorized to make adjustments in the terms and conditions of, and the criteria included in, Awards in recognition of unusual or nonrecurring events affecting the Company, any Affiliate, or the financial statements of the Company or any Affiliate, or of changes in applicable laws, regulations, or accounting principles, whenever the Board determines that such adjustments are appropriate in order to prevent dilution or enlargement of the benefits or potential benefits to be made available under the Equity Plan. In the case of any Award that is intended to qualify as performance-based compensation for purposes of Section 162(m) of the Code, the Board will not have authority to adjust the Award in any manner that would cause the Award to fail to meet the requirements of Section 162(m).

OPTIONS AND RIGHTS

Options and Stock Appreciation Rights may be granted under the Equity Plan. The exercise price of options granted shall be determined by the Board or the Committee; provided, however, that such exercise price per Share under any Incentive Stock Option shall not be less than 100% (110% in the case of a "10-percent shareholder as such term is used in Section 422(c)(5) of the Code) of the Fair Market Value of a Share on the date of grant of such Incentive Stock Option. The Board or Committee shall fix the term of each Option, provided that no Incentive Stock Option shall have a term greater than 10 years (5 years in the case of a "10-percent shareholder" as such term is used in Section 422(c)(5) of the Code).

A Stock Appreciation Right granted under the Equity Plan shall confer on the holder thereof a right to receive, upon exercise thereof, the excess of (1) the Fair Market Value of one Share on the date of exercise or, if the Board or Committee shall so determine in the case of any such right other than one related to any Incentive Stock Option, at any time during a specified period before or after the date of exercise over (2) the grant price of the right as specified by the Board or Committee. Subject to the terms of the Plan, the grant price, term, methods of exercise, methods of settlement, and any other terms and conditions of any Stock Appreciation Right shall be as determined by the Board or the Committee. The Board and the Committee may impose such conditions or restrictions on the exercise of any Stock Appreciation Right as it may deem appropriate.

FEDERAL INCOME TAX CONSEQUENCES

The current federal income tax consequences of grants under the Equity Plan are generally described below. This description of tax consequences is not a complete description, and is based on the Internal Revenue Code as presently in effect, which is subject to change, and is not intended to be a complete description of the federal income tax aspects of options and stock awards under the Equity Plan. Accordingly, the discussion does not deal with all federal income tax consequences that may be relevant to a particular recipient, or any foreign, state or local tax considerations. Accordingly, potential recipients are urged to consult their own tax advisors as to the specific federal, foreign, state and local tax consequences to them as a result of receiving an Award under the Equity Plan.

Nonqualified Stock Options

A recipient will not be subject to federal income tax upon the grant of a nonqualified stock option. Upon the exercise of a nonqualified stock option, the recipient will recognize ordinary compensation income in an amount equal to the excess, if any, of the then fair market value of the shares acquired over the exercise price. We will generally be able to take a deduction with respect to this compensation income for federal income tax purposes. The recipient's tax basis in the shares acquired will equal the exercise price plus the amount taxable as compensation to the recipient. Upon a sale of the shares acquired upon exercise, any gain or loss is generally long-term or short-term capital gain or loss, depending on how long the shares are held. The required holding period for long-term capital gain is presently more than one year. The recipient's holding period for shares acquired upon exercise will begin on the date of exercise.

Incentive Stock Options

A recipient who receives incentive stock options generally incurs no federal income tax liability at the time of grant or upon exercise of the options. However, the spread will be an item of tax preference, which may give rise to alternative minimum tax liability at the time of exercise. If the recipient/optionee does not dispose of the shares before the date that is two years from the date of grant and one year from the date of exercise, the difference between the exercise price and the amount realized upon disposition of the shares will constitute long-term capital gain or loss, as the case may be. Assuming both holding periods are satisfied, no deduction will be allowable to us for federal income tax purposes in connection with the option. If, within two years of the date of grant or within one year from the date of exercise, the holder of shares acquired upon exercise of an incentive stock option disposes of the shares, the recipient/optionee will generally realize ordinary compensation income at the time of the disposition equal to the difference between the exercise price and the lesser of the fair market value of the stock on the date of exercise or the amount realized on the disposition. The amount realized upon such a disposition will generally be deductible by us for federal income tax purposes.

Stock Awards

If a recipient receives an unrestricted stock award, he/she will recognize compensation income upon the grant of the stock award. If a recipient receives a restricted stock award, he/she normally will not recognize taxable income upon receipt of the stock award until the stock is transferable by the recipient or no longer subject to a substantial risk of forfeiture, whichever occurs earlier. When the stock is either transferable or no longer subject to a substantial risk of forfeiture, the recipient will recognize compensation income in an amount equal to the fair market value of the shares (less any amount paid for such shares) at that time. A recipient may, however, elect to recognize ordinary compensation income in the year the stock award is granted in an amount equal to the fair market value of the shares (less any amount paid for the shares) at that time, determined without regard to the restrictions. We will generally be entitled to a corresponding deduction at the same time, and in the same amount, as the recipient recognizes compensation income with respect to a stock award. Any gain or loss recognized by the recipient upon subsequent disposition of the shares will be capital gain or loss.

Tax Deductibility under Section 162(m)

Section 162(m) of the Internal Revenue Code disallows a public company's deductions for employee compensation exceeding $1,000,000 per year for the chief executive officer and the four other most highly compensated executive officers.
Section 162(m) contains an exception for performance-based compensation that meets specific requirements. The Equity Plan is intended to permit all options to qualify as performance-based compensation at the Board of Directors or Committee's discretion. If an Award is to qualify as such, it shall clearly state so in the award agreement.



Withholding

We have the right to deduct any taxes required to be withheld with respect to grants under the Equity Plan. We may require that the participant pay to us the amount of any required withholding. The Compensation Committee may permit the participant to elect to have withheld from the shares issuable to him or her with respect to an option or restricted stock the number of shares with a value equal to the required tax withholding amount.


Aggregated Option/Sar Exercised And Fiscal Year-End Option/Sar Value Table


--------------------------- ---------------------------- -------------------------- ----------------- ----------------
NAME                        NUMBER OF SECURITIES         PERCENT OF TOTAL           EXERCISE OR       EXPIRATION DATE
                            UNDERLYING OPTIONS/SARS      OPTIONS/SARS GRANTED TO    BASE PRICE
                            GRANTED (#)                  EMPLOYEES IN FISCAL YEAR   ($/SH)
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
(a)                         (b)                          (c)                        (d)               (e)
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
Kristina Miller, Chief      150,000                      53.19%                     1.50              8/18/2015
Scientific Officer
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
Bruce Evans,                50,000                       17.73%                     1.50              8/18/2015
Farm Manager
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
Barb Bunting, Government    20,000                       7.09%                      1.50              8/18/2015
Liaison
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
Pattie Greenham, Larval     15,000                       5.32%                      1.50              8/18/2010
Man
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
Rick Stevens, Maintenance   15,000                       5.32%                      1.50              8/18/2010
and Design
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
Lisa Vernon, Financial      14,000                       4.96%                      1.50              8/18/2010
Manager
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
Lorraine Hopps,             10,000                       3.55%                      1.50              8/18/2010
Processing Man
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
Leslie Chapman,             8,000                        2.84%                      1.50              8/18/2010
Algal Man
--------------------------- ---------------------------- -------------------------- ----------------- ----------------


Neither our executive officers nor the individuals listed in the tables above, exercised options or SARs during the last fiscal year.



BOARD OF DIRECTORS

Our directors who are employees do not receive any compensation from us for services rendered as directors. We have not yet determined what consideration our outside directors will receive for their service on our Board, however, we currently anticipate that they will be compensated for their service and will receive additional compensation for serving on our board committees and/or for serving as Chairman of such committees. Additionally, although we do not currently provide stock based compensation to our outside directors, in the future we may grant outside directors incentive-based stock compensation.

BOARD COMMITTEES

We currently have five committees appointed by our Board of Directors:

     o Audit Committee, which is comprised of Douglas MacLellan (Chair), Robert Rooks and Ian Fraser.

     o Finance Committee, which is comprised of Mark Elenowitz (Chair), Douglas MacLellan and Robert Saunders.

     o Compensation Committee, which is comprised of Ian Fraser (Chair), Mark Elenowitz and Doug MacLellan.

     o Disclosure Committee, which is comprised of Douglas MacLellan (Chair), Robert Saunders and Michael Boswell.

     o Nominating Committee, which is comprised of Robert Saunders (Chair), Douglas MacLellan and Robert Rooks.

EMPLOYMENT AGREEMENTS

In June 2005, we entered into an employment agreement with Robert Saunders, our Chairman, CEO and President. Mr. Saunders will serve at the pleasure of the Board of Directors. Mr. Saunders compensation will be $60,000 (USD) per annum for his services as our President. Following the receipt of at least $5,000,000
(USD) min outside funding, Mr. Saunders will receive an additional $10,000 per month for his services as Chairman and, thereafter, $20,000 per month provided that we achieve gross revenues of at least $20,000,000 (USD) for our most recent fiscal year and continuing as long as we maintain gross revenues of at least $20,000,000 (USD) for each successive fiscal year. If we fail to achieve gross revenue of $20,000,000 (USD) in a successive fiscal year, Mr. Saunders compensation as Chairman shall be reduced to $10,000 (USD) per month. Additionally, we agreed to grant Mr. Saunders a signing bonus of $150,000 (USD) to be paid upon the closing of at least $3,500,000 in new third party financing.




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS



As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable.

As of December 9, 2005 we had a total of 20,550,400 shares of common stock and no shares of Preferred Stock issued and outstanding, which are the only issued and outstanding voting equity securities of the Company.

The following table sets forth, as of December 9, 2005: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our Common
Stock  beneficially  owned by each such  person,  and the  percent of our Common
Stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares our Common Stock beneficially owned, and the percentage of our Common Stock so owned, by each such person, and by all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of our Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock except as otherwise indicated.


                                                 Amount and Nature of Beneficial Ownership        Percentage
               Name and Address                                                                  Of Voting of
                                                                                                Securities (1)


Robert Saunders                                         9,900,000                                   48.15%
Chairman, President and CEO
5552 West Island Highway
Qualicum Beach, British Columbia
Canada V9K 2C8

Douglas C. MacLellan                                    1,040,000                                    5.06%
Vice Chairman
8324 Delgany Avenue
Playa del Ray, CA 90293

Mark Elenowitz                                          1,238,000 (2)                                6.02%
Director
400 Professional Drive
Suite 310
Gaithersburg, MD 20879

Dr. Robert Rooks                                          300,000                                    1.46%
Director
912 Pine Avenue
Huntington Beach, CA 90293





                                                 Amount and Nature of Beneficial Ownership        Percentage
               Name and Address                                                                  Of Voting of
                                                                                                Securities (1)



Ian Fraser                                                800,000                                    3.89%
Director
3056 West 2nd Avenue
Vancouver, British Columbia
Canada V6T 1E9


Michael Boswell                                           938,000 (3)                                4.56%
Director and
Acting Chief Accounting Officer
400 Professional Drive
Suite 310
Gaithersburg, MD 20879

All directors and officers as a group (6               14,216,000                                   69.14%
   persons)
----------------

     (1) All Percentages have been rounded up to the nearest one hundredth of one percent.
     (2) Mr. Elenowitz is a one hundred (100%) percent shareholder of MHE, Inc., which owns 18,000 shares of our voting stock. Additionally, MHE, Inc. is a forty percent (40%) member of TriPoint Capital Advisors, LLC, which owns 3,000,000 shares of our voting stock. Mr. Elenowitz owns 20,000 shares of our voting stock directly. Therefore, Mr. Elenowitz beneficially owns 1,238,000shares of our voting stock.
     (3) Mr. Boswell and his wife jointly own Invision, LLC, which owns 38,000 shares of our voting stock. Additionally, Invision, LLC. is a thirty percent (30%) member of TriPoint Capital Advisors, LLC, which owns 3,000,000 shares of our voting stock. Therefore, Mr. Boswell beneficially owns 938,000 shares of our voting stock

CHANGES IN CONTROL

On August 15, 2005, we completed a Share Exchange with Edgewater Foods International, Inc., the parent company of Island Scallops Ltd. an aquaculture company located in Vancouver Island, British Columbia. As a result of the Share Exchange, Edgewater became our wholly owned subsidiary. The shareholders of Edgewater now own the majority of our voting stock. To accomplish the Share Exchange, we issued an aggregate of 19,000,000 shares of our common stock in exchange for all of the issued and outstanding capital stock of Edgewater from the shareholders of Edgewater. The shares issued to the Edgewater Shareholders were issued to 17 accredited investors pursuant to a claim of exemption under
Section 4(2) of the Securities Act of 1933, as amended for issuances not involving a public offering. Additionally, as a condition of the Share Exchange,
E. Lee Murdoch, our controlling shareholder prior to the Share Exchange, agreed to cancel 2,300,000 shares of our Common Stock upon close of the Share Exchange.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Dr.  Kristina  Miller,  our Chief  Scientific  Advisor is Robert  Saunders,  our
Chairman, CEO and President's wife

Michael Boswell,  our acting Chief Accounting  Officer and a director,  and Mark
Elenowitz,  a  director,  are  partners  in  Tripoint  Holdings,  LLC, a holding company.  Louis Taubman,  our outside corporate and securities counsel is also a
partner  in  Tripoint   Holdings.   Additionally,   our  corporate   offices  in
Gaithersburg, Maryland are currently provided by Tripoint Holdings at no cost to
us.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K



SECTION 9 - FINANCIAL STATEMENTS AND EXHIBITS

(a) Exhibits.

Exhibit Number          Description
--------------          -----------

2.1                     Share Exchange  Agreement  between  Heritage  Management  Corporation and the shareholders of
                        Edgewater Foods  International.,  dated as of August 15, 2005  (Incorporated  by reference to
                        Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 16, 2005).
2.2                     Bill  of  Sale  between  Heritage  Management  and E.  Lee  Murdock,  date  August  14,  2005
                        (Incorporated by reference to Exhibit 10.2 to the Company's  Current Report on Form 8-K filed on August 16, 2005).
3.1+                    Articles of Incorporation of the Company, as amended.
3.2                     Amended and restated Bylaws of the Company  (Incorporated  by reference to Exhibit 3.1 to the
                        Company's Current Report on Form 8-K filed on August 16, 2005).
4.1+                    Form of certificate representing shares of the Company's common stock.
10.1                    Employment Agreement between Robert Saunders and the Company, dated June 29, 2005.
14.1+                   Code of Ethics.
21.1+                   List of Subsidiaries.
31.1+                   Certification of Chief Executive  Officer Pursuant to Section 302 of the  Sarbanes-Oxley  Act
                        of 2002.
31.2+                   Certification   of  Acting  Chief   Accounting   Officer  Pursuant  to  Section  302  of  the
                        Sarbanes-Oxley Act of 2002.
32.1+                   Certification of Chief Executive  Officer and Acting Chief Accounting  Officer Pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.

(b)      Reports on Form 8-K
         -------------------

     1. Share exchange between Heritage Management Corporation and Edgewater Foods International, Inc., reported on Form 8-K on August 16, 2005, reporting an Event that occurred on August 15, 2005.

     2. Name and symbol change reported on Form 8-K on August 30, 2005, reporting an event that occurred on August 29, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
(1) AUDIT FEES
         The aggregate fees billed for professional services rendered by Lopez, Blevins and Bork LLP for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2005 and 2004 were $9,000 and $1,800, respectively.


(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

         The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the Company's independent auditors during the fiscal year.

         No services related to Audit-Related Fees, Tax Fees or All Other Fees described above, were approved by the Audit Committee.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



/s/  Robert Saunders                                 Dated:  December 9, 2005
Robert Saunders
Chief Financial Officer, President & Chairman


/s/  Michael Boswell                                 Dated:  December 9, 2005
--------------------
Michael Boswell
Director & Acting Chief Financial Officer

/s/  Douglas C. MacLellan                            Dated:  December 9, 2005
Douglas C. MacLellan
Vice  Chairman


/s/  Mark H. Elenowitz                               Dated:  December 9, 2005
----------------------
Mark H. Elenowitz
Director

                                                                    Exhibit 31.1


                    Certification of Chief Executive Officer
      Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)
             or 15d-14(a) under the Securities Exchange Act of 1934


I, Robert Saunders, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Edgewater Foods International, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information ; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date:    December 9, 2005

By: /s/ Robert Saunders
-----------------------
Robert Saunders
Chief Executive Officer

                                                                    Exhibit 31.2


                Certification of Acting Chief Accounting Officer
      Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)
             or 15d-14(a) under the Securities Exchange Act of 1934


I, Michael Boswell, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Edgewater Foods International, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information ; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



         Date:    December 9, 2005

         By: /s/  Michael Boswell
         ------------------------
         Michael Boswell
         Acting Chief Accounting Officer

                                                                    Exhibit 32.1

  Written Statement of the Chief Executive Officer and Acting Chief Accounting
                                     Officer
                       Pursuant to 18 U.S.C. Section 1350

In connection with the filing of the Annual Report on Form 10-KSB for the fiscal year ended August 31, 2005 (the "Report") by Edgewater Foods International, Inc. ("Registrant"), the undersigned hereby certifies that, to the best of his knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Date: December 9, 2005

/s/ Robert Saunders
-------------------
Robert Saunders
Chief Executive Officer

/s/ Michael Boswell
-------------------
Michael Boswell
Principal Financial and Accounting Officer



A signed original of this written statement required by 18 U.S.C. Section 1350 has been provided to Edgewater Foods International, Inc and will be retained by Edgewater Foods International, Inc and furnished to the Securities and Exchange Commission or its staff upon request.