Form 10QSB
period 2005-11-30
EDGEWATER FOODS INTERNATIONAL, INC.
filed 2006-01-17
CIK 1231339

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

 [x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number

Edgewater Foods International, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-3113571 IRS Employer Identification No.)

US Representative Office

5552 West Island Highway, Qualicum Beach, British Columbia, Canada

V9K 2C8

(Address of principal executive offices)

(250) 757-9811

 (Issuer's telephone number)

(Former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X               No _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ⁭   No  x

As of January 17, 2006, there were 20,560,400 shares of Common Stock outstanding and no shares of preferred stock. All stock par value is $.001.

PART I – FINANCIAL INFORMATION

EDGEWATER FOODS INTERNATIONAL
CONSOLIDATED BALANCE SHEET
UNAUDITED
NOVEMBER 30, 2005

ASSETS

Current assets:
Cash	$ 153
Accounts receivable,	36,995
Inventory	713,177
Other current assets	25,037

Total current assets	775,362

Property, plant and equipment, net	1,088,609

Loans receivable	19,466

Investments in other assets	3,421

Total assets	$ 1,886,858

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Checks issued in excess of funds on deposit	$ 50,502
Bank indebtedness	66,616
Short term debt	1,391,128
Current portion of long term debt	956,058
Accounts payable and accrued liabilities	558,859

Total Current Liabilities	3,023,163

Long term debt	393,067

Total Liabilities	3,416,230

Stockholders' Deficit
Common stock, no par $0.001, 25,000,000 authorized, 20,560,400	2,056
issued and outstanding at November 30, 2005
Additional Paid in Capital	3,334,290
Accumulated Deficit	(4,672,148)
Accumulated other comprehensive income -	(193,570)
foreign exchange adjustment

Total Stockholders' Deficit	$ (1,529,372)

Total Liabilities and Stockholders' Deficit	$ 1,886,858

See accompanying summary of accounting policies and notes to financial statements

EDGEWATER FOODS INTERNATIONAL
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTH PERIOD ENDING NOVEMBER 30
(UNAUDITED)

	2005	2004
	(unaudited)	(unaudited)

Revenue	$ 160,035	$ 135,082
Cost of goods sold	171,733	90,204

Gross profit (loss)	(11,698)	44,878

Expenses:
General and administrative expenses	43,411	33,215
Salaries and benefits	44,016	12,250
Stock compensation expense	182,500	-

Total	269,627	45,465

Loss from operations	(281,325)	(587)

Other income (expense):
Interest (expense), net	(53,519)	(8,499)
Other income	4,102	-

Other income (expense), net	(49,417)	(8,499)

Net income (loss)	$ (330,742)	$ (9,086)

Foreign currency translation	(23,177)	(446)
Total Comprehensive (loss)	$ (353,919)	$ (9,532)

Net income (loss) per Share
Basic and diluted	$ (0.02)	$ (0.00)

Weighted average shares outstanding
Basic and diluted	20,564,246	10,300,000

See accompanying summary of accounting policies and notes to financial statements

EDGEWATER FOODS INTERNATIONAL
CONSOLIDATED STATEMENTS OF CASHFLOWS
THREE MONTHS ENDED NOVEMBER 30
(UNADUDITED)

	2005	2004
	(unaudited)	(unaudited)

Cash flows from operating activities:

Net income (loss)	$ (330,742)	$ (9,086)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	79,869	49,820
Common stock issued for services	182,500	-

Changes in current assets and liabilities:
Accounts receivable	(36,995)	(7,080)
Prepaid expenses	3,413
Other current assets	(14,404)	4,026
Loan receivable	921	1,821
Inventory	(173,051)	-
Accounts payable	69,135	(26,730)
Bank overdrafts	11,964	-

Net cash used in operating activities	(192,916)	12,771

Cash flows from investing activities:

Purchase of property, plant and equipment	(2,499)	(46,180)

Net Cash provided by (used in) investing activities	(2,499)	(46,180)

Cash flows from Financing activites:

Line of credit, net	1,252	-
Proceeds from short term debt	244,433	120,491
Proceeds of long term debt	1,069	-
Payment of long term debt	(6,453)	(5,263)

Net Cash provided by financing activities	240,231	115,228

Foreign currency translation effect	(45,223)	4,693

Net increase in cash	(407)	86,512

Cash, beginning of period	560	13,683

Cash, end of period	$ 153	$ 100,195

See accompanying summary of accounting policies and notes to financial statements

Edgewater Foods International, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1.  Basis of Presentation, Organization and Nature of Operations

Edgewater Foods International Inc. (“Edgewater”), a Nevada Corporation, is the parent company of Island Scallops Ltd., a Vancouver Island aquaculture company. Island Scallops was established in 1989 and for over 15 years has successfully operated a scallop farming and marine hatchery business. Island Scallops is dedicated to the farming, processing and marketing of high quality, high value marine species: scallops and sablefish.  Scallop farming is relatively new to North America and Island Scallops is the only producer of both live-farmed Pacific scallops and live sablefish (or blackcod).  Given Island Scallops’ unique hatchery technology and extensive research and development, we believe that there is no significant competition for the farming of these marine species in our geographic area.   Island Scallops is committed to rapidly expanding production and profits while continuing to finance our aggressive growth and maintaining a healthy respect for the marine environment.

On June 29, 2005, Edgewater completed a Share Exchange with Island Scallops, Ltd.  As a result of the share exchange, Island Scallops, Ltd. become the wholly own subsidiary of Edgewater.  As a result, the shareholders of Island Scallops owned a majority (54.21%) of the voting stock of Edgewater Foods International, Inc.  Although, Edgewater is the legal parent company, Island Scallops was considered to be the accounting acquiror as it retained control after the exchange.  As such, Island Scallops (and its historical financial statements) is the continuing entity for financial reporting purposes.

On August 15, 2005, we completed a reverse acquisition of Heritage Management Corporation, a Nevada corporation incorporated on June 12, 2000.  Following the reverse acquisition, we changed the name of Heritage Management Corporation to “Edgewater Foods International, Inc.”  The transaction was regarded as a reverse merger whereby Edgewater was considered to be the accounting acquirer as it retained control of Heritage after the exchange.  Although the Company is the legal parent company, the share exchange was treated as a recapitalization of Edgewater.  Edgewater is the continuing entity for financial reporting purposes.  The Financial Statements have been prepared as if Edgewater had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

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

At November 30, 2005, inventory consisted of the following:

Biomass (Scallops):

$713,177

Long term investments

Long term investments are recorded at cost.  The Company reviews its investments periodically to assess whether there is an “other than temporary” decline in the carrying value of the investment.  The Company considers whether there is an absence of an ability to recover the carrying value of the investment by reference to projected undiscounted future cash flows for the investment.  If the projected undiscounted future cash flow is less than the carrying amount of the asset, the asset is deemed impaired.  The amount of the impairment is measured as the difference between the carrying value and the fair value of the asset.

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

Property, plant, and equipment

Property, plant, and equipment are recorded at cost less accumulated amortization and are amortized in the following manner based on estimated useful lives:

Buildings

4% - 5% declining balance

Seawater piping and tanks

6% declining balance

Boats

15% declining balance

Field equipment

20% declining balance

Office equipment

20% declining balance

Vehicles

30% declining balance

Computer equipment

30% declining balance

Impairment of long-lived assets

The Company monitors the recoverability of long-lived assets, including property and equipment and intangible assets, based upon estimates using factors such as expected future asset utilization, business climate, and undiscounted cash flows resulting from the use of the related assets or to be realized on sale. The Company’s policy is to write down assets to the estimated net recoverable amount, in the period in which it is determined likely that the carrying amount of the asset will not be recoverable.

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

Income taxes

The Company calculates its provision for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes) (“SFAS 109”), which requires an asset and liability approach to financial accounting for income taxes. This approach recognizes the amount of taxes payable or refundable for the current year, as well as deferred tax assets and liabilities attributable to the future tax consequences of events recognized in the financial statements and tax returns. Deferred income taxes are adjusted to reflect the effects of enacted changes in tax laws or tax rates. Deferred income tax assets are recorded in the financial statements if realization is considered more likely than not.

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

Financial instruments

The carrying amount of the Company’s financial instruments, which include cash, accounts receivable, loans receivable, checks issued in excess of funds on deposit, bank indebtedness, accounts payable and accrued liabilities, short term debt, shareholder debt, and long term debt approximate fair value. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments unless otherwise noted.

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

Recent accounting pronouncements

In November of 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”).  SFAS 151 amends the guidance in Accounting Research Bulletin No. 43 (Inventory Pricing) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material. Among other provisions, SFAS 151 requires that items, such as idle facility expense, excessive spoilage, double freight, and rehandling costs, be recognized as current period charges. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversions be based on normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2006.

In December of 2004, the FASB issued Statement of Financial Accounting Standards No, 123 (revised 2004) (Share-Based Payment) (“SFAS 123R”). SFAS 123R is a revision of SFAS 123 (Accounting for Stock-Based Compensation), and supersedes Accounting Principles Beard (“APB”) Opinion No. 25 (Accounting for Stock Issued to Employees). SFAS 123R requires that the fair value of employees awards issued, modified, repurchased or cancelled after implementation, under share-based payment arrangements, be measured as of the date the award is issued, modified, repurchased or cancelled. The resulting cost is then recognized in the statement of earnings over the service period. SFAS 123R is required to be adopted by the Company not later than for the 2007 fiscal year.

In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions) (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance, SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005, and is required to be adopted by the Company in the second quarter of the 2006 fiscal year.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections” (a replacement of APB Opinion No. 20 and SFAS No. 3) was issued. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impracticable to do so. Opinion 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of change. Statement 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application encouraged. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued (May 2005). Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. Accordingly, the Company will implement the provisions of this accounting pronouncement in the fiscal reporting period ending August 31, 2007.

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123 (revised 2004), Share-Based Payment (Statement No. 123(R)). Under Statement No. 123(R), the Company would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005, or in the interim reporting period ending September 30, 2005. The SEC’s new rule allows the Company to implement Statement No. 123(R) at the beginning of its next fiscal year, and accordingly, the Company will begin to reflect the adjustment to earnings for the impact of this accounting pronouncement in the interim reporting period ending May 31, 2006.

Note 3.  Property, Plant and Equipment

Property, Plant and Equipment at November 30, 2005 consisted of the following:

	Cost	Accumulated Amortization	Net Book Value

Land	$215,514	$--	$215,514
Buildings	423,772	210,868	212,904
Seawater piping and tanks	425,556	246,509	179,047
Boats and Barge	220,065	95,121	124,944
Field equipment	969,142	622,393	346,749
Office equipment	12,961	11,528	1,433

Vehicles	34,327	30,839	3,488
Computer equipment	7,984	3,454	4,530
	$2,309,321	$1,220,712	$1,088,609

Depreciation expenses for the quarter ended November 30, 2005 were $7,986.

Note 4.  Loans Receivable

An unsecured note receivable from Seascal Enterprises, Ltd. (“Seascal”) requires monthly interest payments, calculated at the Business Development Bank of Canada’s operational rate plus 1%, per annum, and has no fixed term of repayment.  The Company has an informal arrangement to provide scallop seed to Seascal, for which the Company receives a percentage of ultimate sales.

Note 5.  Investments in  Other Assets (Tenures)

The Company carries its investment in other assets (tenures) at $3,421 at November 30, 2005.  This amount represent the carrying costs of certain shellfish tenures acquired by the subsidiary of the Company’s wholly-owned subsidiary Island Scallops Ltd., 377332 B.C. Ltd.  Shellfish tenures are government-granted rights allowing limited use of offshore waters for the purposes of cultivation of shellfish.  The tenure held by 377332 B.C. Ltd. has an expiration date of July 10, 2021.  Other shellfish tenures held by the Company and its subsidiaries have expiration dates ranging from 2021 to 2024.

These tenures are considered to have an indefinite useful life because renewal on expiration is anticipated, and therefore are not subject to amortization.

Note 6.  Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities are balances outstanding related to credit cards held in the name of the shareholder totaling $96,786 at November 30, 2005.  The Company used these credit cards as a means of short term financing and incurs interest charges on such unpaid balances.

Included in accounts payable and accrued liabilities at November 30, 2005 is an amount of $112,767 related to deposits paid by two third parties in respect to an agreement to purchase geoduck seed from the Company (for additional information see Note 9 – Contingent Liabilities).

Included in accounts payable and accrued liabilities at November 30, 2005 is an amount of $4,647 related to interest accrued in respect to the loan from the National Research Council of Canada Industrial Research Assistance Program (see Note 8 – Long Term Debt for additional information).

Other accounts payable and accrued liabilities at November 30, 2005 carry a balance of $344,659.

As a result, at November 30, 2005, the Company had an accounts payable and accrued liabilities balance of $558,859.

Note 7.  Short Term Debt

Included in short-term notes payable is a loan with an authorized limit of $1,282,818 secured by the assets of the Company, including a mortgage charge in the amount of  $1,282,818 on land and building of the Company, and by a personal guarantee of Robert Saunders, our Chairman, President and CEO, and former sole shareholder of Island Scallops.  The note bears interest at a rate of 1% per month, payable monthly, and is due April 1, 2006.  During the three months ended November 30, 2005, the Company borrowed an additional $244,433 for working capital requirements.  Therefore, as of November 30, 2005, $1,254,961 of the authorized limited had been lent to the Company’s wholly owned subsidiary, Island Scallops.

Included in short-term debt at November 30, 2005 is estimated royalties of $56,918 payable to a third party from whom the former sole shareholder of Island Scallops originally acquired the shares of Island Scallops.  The 1992 share purchase agreement (for Island Scallops) provided that the third party was to receive from the Company 3% of revenues of the Company as earned, on a quarterly basis, throughout the period from December 1, 1992 to November 30, 2002.  The third party holds a first charge over inventory of the Company (including broodstock) in the amount of $299,324 in support of its royalty entitlement.  The third party has not taken further action to enforce payment of the arrears liability.

Included in short-term notes payable at November 30, 2005 is an unsecured non-interest bearing demand loan from an individual with a face value of $42,902 and no specific terms of repayment.  However, the lender has informally requested that the loan be repaid in full by October 6, 2008.

Included in the short-term notes payable at November 30, 2005 is a second unsecured non-interest bearing demand loan with a face value of $36,347 and no specific terms of repayment.

As a result, at November 30, 2005, the Company had $1,391,128 of short-term notes.

Note 8. Long Term Debt

These consolidated financial statements include a Western Diversification Program non-interest bearing loan to Island Scallops that requires repayment equal to 12% of gross revenues from scallop sales of the Company, payable semi-annually, with no specified due date.  At November 30, 2005 as Island Scallops is in arrears in respect to the payment of these amounts, the full principal balance of $579,230 is reflected as a current liability.  Management of the Company is seeking to renegotiate terms of repayment of this debt.

These consolidated financial statements include the Company’s wholly owned subsidiary’s (Island Scallops) unsecured non-interest bearing loan from the National Research Council of Canada Industrial Research Assistance Program which requires quarterly payments commencing March 1, 2003 equal to 3% of gross black cod revenues of the Island Scallops until the earlier of full repayment or December 1, 2012.  The amount repayable is up to 150% of the original advance of $370,128, if repayment is before December 1, 2007.  If at December 1, 2012, Island Scallops has not earned sufficient revenues to be required to repay the original loan amount, the remaining portion of the loan is to be forgiven.  Amounts currently due at November 30, 2005 bear interest at a rate of 1% per month.  At August 31, 2005, Island Scallops is in arrears in respect to the payment of these amounts, the full principal balance of $376,828 is reflected as a current liability.

These consolidated financial statements include Island Scallop’s mortgage loan repayable at $1,808 per month including interest calculated at the greater of 10% and (Canadian) prime plus 6%.  The loan, which is due on April 1, 2007, is secured by a second charge on the real property of Island Scallops.  At November 30, 2005, the principal due is $185,001

These consolidated financial statements include a non-interest bearing loan to Island Scallops from Industry Science and Technology Canada requiring repayment equal to 0.5% of gross scallop sales of the Company’s wholly owned subsidiary (Island Scallops) for each preceding year, which is due January 1, 2007.  If at the due date the Company has not generated sufficient revenues to be required to repay the original amount of $156,313, the remaining portion of the loan is to be forgiven.  Amounts currently due bear interest based on the published rates of 90 day (Canadian) treasury bills.

These consolidated financial statements include two bank loans for Island Scallops.  The first bank loan is repayable at $1,069 per month, plus interest calculated at the floating base rate of the Business Development Bank of Canada plus 1.5% annum, is due February 23, 2009, and is secured by a General Security Agreement over the assets of the Company’s wholly owned subsidiary (Island Scallops), a mortgage charge on Island Scallop’s real property and a personal guarantee of $42,761 by our Chairman, President and CEO, and former sole shareholder of Island Scallops.  At November 30, 2005, the principal due is $41,692.  The second bank loan is repayable at $446 per month plus interest calculated at (Canadian) prime plus 3% per annum, is unsecured and is due October 23, 2007.  At November 30, 2005, the principal due is $10,764.

As a result, at August 31, 2005, the Company had $1,349,125 of long-term debt less a current portion of $956,058 for a balance of $393,067.

Note 9.  Contingent Liabilities

The Company’s wholly owned subsidiary, Island Scallops, entered into an Agreement in the 1998 year with two parties, under which Island Scallops was to produce and sell geoduck seed to the two parties. Island Scallops received advance payments from each of the two parties in the 2002 year of approximately $64,140 and recognized related revenue of $43,705 in respect to seed delivered in the 2002 year. The balance of the deposits received, net of sales, totaling $112,767, is included in accounts payable and accrued liabilities.

The position of management of the Company is that the two parties violated the terms of the agreement, such that the Company is entitled to retain the balance of the deposits.

As of November 30, 2004, one of the two parties had made claims that the Company owed to it amounts totaling $74,704. The balance included in accounts payable and accrued liabilities related to this party is $32,899.

Any additional liability to the Company, or any reduction of the currently recognized liability, in respect to these deposits will be recorded at the time a conclusion to this matter can be determined.

Neither the Company nor its wholly owned subsidiary maintain insurance in respect to replacement of its inventory. Consequently, the Company is exposed to financial losses or failure as a result of this risk.

Note 10.  Stock-compensation Expense

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

At October 21, 2005 and November 11, 2005, our board approved the issuing a total of 25,000 shares of the Company’s common stock to The Shemano Group, LLC for preparing a research report for the Company.  The shares were valued at $1.50 per share, the closing market bid of our common stock on the date of the resolution.  Therefore, the total aggregate value of the transaction will be recognized by Company in the first quarter of 2006 will be $37,500.

Stock Options

In August 2005, our Board of Directors approved the “Edgewater Foods International 2005 Equity Incentive Plan.”  The Board of Directors reserved 5,000,000 shares of Edgewater’s common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants to Edgewater.  As of August 31,

2005, our Board of Directors had authorized the issuance of 282,000 options to employees.  Stock option activity during the three month period ending November 30, 2005 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 31, 2005	282,000	$1.50
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding, November 30, 2005	282,000	$1.50
Exercisable, November 30 , 2005	282,000	$1.50

At November 30, 2005, 62,000 of the outstanding options expire in August 2010 with the remaining balance of 220,000 having an expiration date of August 2015.

Note 11.  Going Concern

As of November 30, 2005, the Company’s working capital has been primarily financed with various forms of debt.  The Company has suffered operating losses since its inception in its efforts to establish and execute its business strategy.  The Company anticipates that it will continue to require additional working capital to fund its ongoing operations and execute its business strategy.  If the Company does not continue to raise such required capital it would raise substantial doubt about the Company’s ability to continue as a going concern.

The Financial Statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis and ultimately to attain profitability.  The Company’s management intends to obtain working capital through operations and to seek additional funding through debt and equity offerings to help fund the Company’s operations as it expands.  There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Comparison of results for the three month ended November 30, 2005 to the three months ended November 30, 2004.

Revenues.  Revenues for the three months ended November 30, 2005, were approximately $160,000.  We had revenues of approximately $135,000 for the three months ended November 30, 2004.  This is an increase of approximately $25,000 or 19%.  In 2005, the majority of our revenue resulted from the sale of scallops.  The slight increase in our revenue from 2004 to 2005 was due to our continued emphasis the development and production of larger 2005 and 2006 scallop crops.  Management believes that our emphasis on expansion of future crops will yield a significant increase in revenues in 2006 and beyond.

Gross profit (loss). Gross loss for the three months ended November 30, 2005, was approximately $12,000, an increase of approximately $47,000 as compared to gross profit of roughly $45,000, for the three months ended November 30, 2004. The increase in the amount of gross loss was mainly attributable to management’s decision to focus on the expansion and development of larger scallop crops and larger scallop yields for the crop year 2005 and 2006.  As a result, the Company expended a larger portion of its resources on the maintaining, developing and tending our 2005 and 2006 scallop crops.

General and administrative.  General and administrative expenses for the three months ended November 30, 2005, were approximately $43,000.  Our general and administrative expenses were approximately $33,000 for the three months ended November 30, 2004.  This is an increase of approximately $10,000 or 30%.     Our general and administrative expenses for the three months ended November 30, 2005 were attributable to costs associated with establishing, building, and supporting our infrastructure and included various consulting costs, legal and accounting fees, overhead, realized stock compensation and salaries.  We anticipate that these costs will rise as we continue to expand our operations.

Stock compensation expense.  During the three months ended November 30, 2005, our Board of Directors authorized the issuance of shares of our restricted common stock to two consulting groups who would provide services to Edgewater.  Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash expenses for the issuance of stock   of approximately $183,000.

Other income (expense), net.  Interest expense for the three months ended November 30, 2005 was approximately $54,000.  For the three months ended November 30, 2005, the Company generated other income of approximately $4,000.  Interest expense for the three months ended November 30, 2004 was approximately $8,500.  As a result, other expense for the three months ended November 30, 2005 was approximately $50,000 as compared to other expense of approximately $8,500 for the three months ended November 30, 2004.  This is an increase of approximately $41,500 primarily attributed to expenses related to the expansion of the Company’s scallop crops.

Net profit (loss).  As a result of the above, the net loss for the three months ended November 30, 2005, was approximately $331,000 as compared to a net loss of approximately $9,000 for the three months ended November 30, 2004.

Liquidity and Cash Resources.  At November 30, 2005 we had a cash balance of $153. We expect to achieve operating positive cash flow no earlier than the second quarter of 2006. However, there is no assurance that we will achieve positive cash flow. Additionally, to date, our recent expansion has been largely funded by a short term note with a maximum limit of approximately $1,280,000.  During the three months ended November 30, 2005, we accessed approximately an additional $240,000 on this short term note; thereby, bringing our total drawn to nearly 1,255,000 as of November 30, 2005.  We anticipate that we will require approximately $2,500,000 of additional working capital to fund our planned expansion and execute our business strategy in the upcoming fiscal year.   As a result, we will be required to raise substantial amounts of cash during 2006. There can be no assurance that we will be successful in our efforts and any failure to raise such monies would have a material negative effect on our business and operations.

ITEM 3.  CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective..

(b)

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART II - OTHER INFORMATION

ITEM 1.

 Legal Proceedings

In 1998 Island Scallops (our wholly owned subsidiary), entered into an agreement with two parties, pursuant to which Island Scallops was to produce and sell geoduck seed to the two parties. Island Scallops received advance payments from each of the two parties in 2002 totaling approximately $64,140.  As a result of breaches of the purchase agreements by the purchasers, it is our position that we may retain any unused portion of these advance payments.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Unregistered Sales of Equity Securities

In October 2005, we engaged Aurelius Consulting to provide marketing and investor relations services. The initial term of the agreement is one year.  Aurelius is entitled to receive 25,000 shares of our restricted common stock per quarter during the term of its agreement, in consideration for their services. The shares were valued at $1.45 per share, the closing bid price for shares of our common stock on the date of the contract. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

On October 21, 2005 and November 11, 2005, our board approved the issuing a total of 25,000 shares of the Company’s common stock to The Shemano Group, LLC for preparing a research report for the Company.  The shares were valued at $1.50 per share, the closing market bid of our common stock on the date of the resolution.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

(b)

Not Applicable.

(c)

Not Applicable.

ITEM 3. Defaults upon Senior Securities

(a)

Not Applicable.

(b)

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

(a)

Not applicable.

(b)

Not applicable.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this report.

Exhibit No.	Document

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 17, 2006	EDGEWATER FOODS INTERNATIONAL, INC.

By: /s/ Robert Saunders
Robert Saunders, Chief Executive Officer

By: /s/ Michael Boswell Michael Boswell Acting Chief Financial Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Robert Saunders certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Edgewater Foods International, Inc.

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:   January 17, 2006

/s/  Robert Saunders

Robert Saunders

Chief Executive Officer

CERTIFICATION OF ACTING CHIEF FINANCIAL OFFICER

I, Michael Boswell certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Edgewater Foods International, Inc.

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

e.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

f.

Designed such internal control over financial reporting, or caused such internal control to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

g.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

h.

 Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

c.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

d.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:   January 17, 2006

/s/  Michael Boswell

Michael Boswell

Acting Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Edgewater Foods International, Inc. (the “Company”) on Form 10-QSB for the period ending November 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Robert Saunders, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:  January 17, 2006

/s/  Robert Saunders

Robert Saunders,

Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Edgewater Foods International, Inc. (the “Company”) on Form 10-QSB for the period ending November 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Michael Boswell, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:   January 17, 2006

/s/  Michael Boswell

Michael Boswell,

Acting Chief Financial Officer