Form 10QSB/A
period 2005-11-30
EDGEWATER FOODS INTERNATIONAL, INC.
filed 2006-01-23
CIK 1231339

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB/A

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

*  This 10-QSB/A was filed in order to correct a ghost in our statement of cash flows for the three months ended November 30, 2005.  We inadvertently left a negative $14,404 cash flow charge to other current assets (within changes in current assets and liabilities section) of our statement of cash flows.  As such, we are filing this amended 10-QSB to remove this ghost number.

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

See accompanying summary of accounting policies and notes to financial statements

EDGEWATER FOODS INTERNATIONAL
CONSOLIDATED STATEMENTS OF CASHFLOWS
THREE MONTHS ENDED NOVEMBER 30
(UNADUDITED)

	2005	2004
	(unaudited)	(unaudited)

Cash flows from operating activities:

Net income (loss)	$ (330,742)	$ (9,086)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	79,869	49,820
Common stock issued for services	182,500	-

Changes in current assets and liabilities:
Accounts receivable	(36,995)	(7,080)
Prepaid expenses	3,413
Other current assets	-	4,026
Loan receivable	921	1,821
Inventory	(173,051)	-
Accounts payable	69,135	(26,730)
Bank overdrafts	11,964	-

Net cash used in operating activities	(192,916)	12,771

Cash flows from investing activities:

Purchase of property, plant and equipment	(2,499)	(46,180)

Net Cash provided by (used in) investing activities	(2,499)	(46,180)

Cash flows from Financing activites:

Line of credit, net	1,252	-
Proceeds from short term debt	244,433	120,491
Proceeds of long term debt	1,069	-
Payment of long term debt	(6,523)	(5,263)

Net Cash provided by financing activities	240,231	115,228

Foreign currency translation effect	(45,223)	4,693

Net increase in cash	(407)	86,512

Cash, beginning of period	560	13,683

Cash, end of period	$ 153	$ 100,195

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