Form 10QSB
period 2006-02-28
EDGEWATER FOODS INTERNATIONAL, INC.
filed 2006-04-14
CIK 1231339

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

       [X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2006

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


Commission File Number

                       Edgewater Foods International, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Nevada                              20-3113571
    (State or other jurisdiction                IRS Employer Identification No.)
 of incorporation or organization)


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

                                Yes X No _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No

         As of April 14, 2006, there were 20,960,400 shares of Common Stock outstanding and no shares of preferred stock. All stock par value is $.001.

PART I-FINANCIAL INFORMATION                                                 3

Item 1. Financial Statements Note:

Balance Sheet at February 28, 2006 (unaudited)                               3

Unaudited Statements of Operations for the three and six month periods
 ended February 28, 2006, and 2005                                           4

Unaudited Statements of Cash Flows for the six month periods ended
 February 28, 2006 and 2005
                                                                             5

Notes to Financial Statements                                                6

Item 2-Management's Discussion and Analysis of Results of Operations
 and Financial Condition
                                                                             7

Item 3-Controls and Procedures                                              16

PART II-OTHER INFORMATION                                                   17

Item 1.  LEGAL PROCEEDINGS                                                  17

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                          17

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                    17

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                17

Item 5.  OTHER INFORMATION                                                  18

Item 6.  EXHIBITS                                                           18

PART I - FINANCIAL INFORMATION

                          EDGEWATER FOODS INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                                FEBRUARY 28, 2006


ASSETS

Current assets:
     Cash                                                           $       123
     Accounts receivable, net                                            27,320
     Inventory                                                          820,268
     Other current assets                                                17,213
                                                                    -----------
       Total current assets                                             864,924

Property, plant and equipment, net                                    1,097,383

Loans receivable                                                         14,982

Investments in other assets                                               3,486
                                                                    -----------

     Total assets                                                   $ 1,980,775
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Checks issued in excess of funds on deposit                    $    25,927
     Bank indebtedness                                                   69,987
     Short term debt                                                  1,601,298
     Current portion of long term debt                                  974,136
     Accounts payable and accrued liabilities                           610,532
                                                                    -----------

     Total Current Liabilities                                        3,281,880

Long term debt                                                          394,942
                                                                    -----------
     Total Liabilities                                                3,676,822
                                                                    -----------

Stockholders' Deficit
     Common stock, no par $0.001, 25,000,000 authorized,
      20,960,400 issued and outstanding at February 28, 2006              2,096
     Additional Paid in Capital                                       3,854,290
     Accumulated Deficit                                             (5,330,880)
     Accumulated other comprehensive income -                          (221,553)
      foreign exchange adjustment
                                                                    -----------

     Total Stockholders' Deficit                                     (1,696,047)
                                                                    -----------

     Total Liabilities and Stockholders' Deficit                    $ 1,980,775
                                                                    ===========

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements



                          EDGEWATER FOODS INTERNATIONAL
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE AND SIX MONTH PERIOD ENDING FEBRUARY 28


                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    FEBRUARY 28,                   FEBRUARY 28,
                                              ----------------------------    ----------------------------

                                                  2006            2005           2006            2005
                                              ------------    ------------    ------------    ------------
                                               (unaudited)     (unaudited)    (unaudited)     (unaudited)

Revenue                                       $    143,372    $    129,426    $    303,551    $    264,540
Cost of goods sold                                 133,466         161,925         305,547         251,570
                                              ------------    ------------    ------------    ------------

Gross profit (loss)                                  9,906         (32,499)         (1,996)         12,970
                                              ------------    ------------    ------------    ------------

Expenses:
      General and administrative expenses           62,804          34,309         105,867          67,513
      Salaries and benefits                         35,571          22,895          79,666          35,062
      Stock compensation expense                   520,000            --           702,500            --
                                              ------------    ------------    ------------    ------------

                            Total                  618,375          57,204         888,033         102,575
                                              ------------    ------------    ------------    ------------

Loss from operations                              (608,469)        (89,703)       (890,029)        (89,605)
                                              ------------    ------------    ------------    ------------

Other income (expense):
      Interest (expense), net                      (52,573)        (14,970)       (106,096)        (23,419)
      Other income                                   2,532            --             6,650            --

                Other income (expense), net        (50,041)        (14,970)        (99,446)        (23,419)
                                              ------------    ------------    ------------    ------------

Net income (loss)                             $   (658,510)   $   (104,673)   $   (989,475)   $   (113,024)
                                              ============    ============    ============    ============

Foreign currency translation                       (28,205)       (103,182)       (221,553)       (103,628)
Total Comprehensive (loss)                    $   (686,715)   $   (207,855)   $ (1,211,028)   $   (216,652)
                                              ============    ============    ============    ============

Net income (loss) per Share
      Basic and diluted                       $      (0.03)   $      (0.01)   $      (0.05)   $      (0.01)

Weighted average shares outstanding
      Basic and diluted                         20,689,289      10,300,000      20,626,422      10,300,000


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements




                          EDGEWATER FOODS INTERNATIONAL
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                          SIX MONTHS ENDED FEBRUARY 28


                                                                    SIX MONTHS ENDED
                                                                      FEBRUARY 28,
                                                             --------------------------
                                                                2006           2005
                                                             -----------    -----------
                                                              (unaudited)
(unaudited)

Cash flows from operating activities:

     Net income (loss)                                       $  (989,475)   $  (113,024)

     Adjustments to reconcile net loss to net cash used
       in operating activities:
       Depreciation, depletion and amortization                  135,923        816,401

       Common stock issued for services                          702,500           --

     Changes in current assets and liabilities:

       Accounts receivable                                       (27,320)         3,163

       Prepaid expenses                                           11,307           --

       Other current assets                                         --             (888)

       Loan receivable                                             5,405          1,462

       Inventory                                                (280,142)          --
       Accounts payable                                          120,808        155,060

       Bank overdrafts                                           (12,610)        16,787
                                                             -----------    -----------

Net cash provided by (used in) operating activities             (333,604)       878,961
                                                             -----------    -----------

Cash flows from investing activities:

     Purchase of property, plant and equipment                   (18,113)    (1,133,479)
                                                             -----------    -----------

Net Cash provided by (used in) investing activities              (18,113)    (1,133,479)
                                                             -----------    -----------

Cash flows from Financing activities:


     Line of credit, net                                           4,623           --
     Proceeds from short term debt                               405,036        250,907

     Proceeds of long term debt                                    2,178           --

     Payment of long term debt                                   (13,292)       (10,392)
                                                             -----------    -----------

Net Cash provided by financing activities                        398,545        240,515
                                                             -----------    -----------


Foreign currency translation effect                              (47,265)           320
                                                             -----------    -----------


Net increase (decrease) in cash                                     (437)       (13,683)


Cash, beginning of period                                            560         13,683
                                                             -----------    -----------

Cash, end of period                                          $       123    $         0
                                                             -----------    -----------



See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements

                       Edgewater Foods International, Inc.

                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 1.  Basis of Presentation, Organization and Nature of Operations

Edgewater Foods International Inc. ("Edgewater"), a Nevada Corporation, is the parent company of Island Scallops Ltd., a Vancouver Island aquaculture company. Island Scallops was established in 1989 and for over 15 years has successfully operated a scallop farming and marine hatchery business. Island Scallops is dedicated to the farming, processing and marketing of high quality, high value marine species: scallops and sablefish. Scallop farming is relatively new to North America and Island Scallops is the only producer of both live-farmed Pacific scallops and live sablefish (or blackcod). Given Island Scallops' unique hatchery technology and extensive research and development, we believe that there is no significant competition for the farming of these marine species in our geographic area. Island Scallops is committed to rapidly expanding production and profits while continuing to finance our aggressive growth and maintaining a healthy respect for the marine environment.

On June 29, 2005, Edgewater completed a Share Exchange with Island Scallops, Ltd. As a result of the share exchange, Island Scallops become the wholly own subsidiary of Edgewater. As a result, the shareholders of Island Scallops owned a majority (54.21%) of the voting stock of Edgewater. Although, Edgewater is the legal parent company, Island Scallops was considered to be the accounting acquiror as it retained control after the exchange. As such, Island Scallops (and its historical financial statements) is the continuing entity for financial reporting purposes.

On August 15, 2005, we completed a reverse acquisition of Heritage Management Corporation, a Nevada corporation incorporated on June 12, 2000. Following the reverse acquisition, we changed the name of Heritage Management Corporation to "Edgewater Foods International, Inc." The transaction was regarded as a reverse merger whereby Edgewater was considered to be the accounting acquirer as it retained control of Heritage after the exchange. Although Edgewater is the legal parent company, the share exchange was treated as a recapitalization of Edgewater. Edgewater is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Edgewater had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

Note 2.  Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2005. Results of operations for the three and six months ended February 28, 2006 are not necessarily indicative of the operating results for the full accounting year or any future period.


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

Inventory

Edgewater maintains inventories of raw materials for its aquaculture products, of biomass (inventory of live aquaculture product being actively cultivated), and of finished goods (aquaculture product ready for sale).

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

At February 28, 2006, inventory consisted of the following:

Biomass (Scallops):                         $820,268

Long term investments

Long term investments are recorded at cost. We review our investments periodically to assess whether there is an "other than temporary" decline in the carrying value of the investment. We consider whether there is an absence of an ability to recover the carrying value of the investment by reference to projected undiscounted future cash flows for the investment. If the projected undiscounted future cash flow is less than the carrying amount of the asset, the asset is deemed impaired. The amount of the impairment is measured as the difference between the carrying value and the fair value of the asset.

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

Impairment of long-lived assets

We monitor the recoverability of long-lived assets, including property and equipment and intangible assets, based upon estimates using factors such as expected future asset utilization, business climate, and undiscounted cash flows resulting from the use of the related assets or to be realized on sale. Our policy is to write down assets to the estimated net recoverable amount, in the period in which it is determined likely that the carrying amount of the asset will not be recoverable.

Government assistance

Any government assistance we receive, such as grants, subsidies, and tax credits, is recorded as a recovery of the appropriate related expenditure in the period that the assistance is received.

We have received government assistance in the form of loans, for which repayment is not required if we meet specified future conditions. Such assistance is initially recorded as a liability, until such time as all conditions for forgiveness are met, and is then recognized as revenue in that period.

Farm license costs

We must pay annual license costs in respect to government-granted tenures that we hold, which gives us the right to use certain offshore ocean waters for the purpose of aquaculture farming. Such license costs are recognized as an expense when incurred.

Research and development costs

Development costs include costs of materials, wages, and reasonably attributable indirect costs we incur that are directly attributable to the development of hatchery techniques for sablefish and shellfish. These costs are expensed when incurred.

Research costs are expensed when incurred.

Income taxes

We calculate our provision for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes) ("SFAS 109"), which requires an asset and liability approach to financial accounting for income taxes. This approach recognizes the amount of taxes payable or refundable for the current year, as well as deferred tax assets and liabilities attributable to the future tax consequences of events recognized in the financial statements and tax returns. Deferred income taxes are adjusted to reflect the effects of enacted changes in tax laws or tax rates. Deferred income tax assets are recorded in the financial statements if realization is considered more likely than not.

Revenue recognition

We recognize revenue when it is realized or realizable, and earned. We consider revenue realized or realizable and earned when it has persuasive evidence of a contract, the product has been delivered, or the services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.

Our revenue is derived principally from the sale of scallops we produce or purchase from third parties, and from the sale of seed and farm supplies to other aquaculture farms.

Revenue from the sale of scallops and other products is recognized upon delivery of the product and invoicing of the customer, assuming collection is considered reasonably assured.

Financial instruments

The carrying amount of our financial instruments, which include cash, accounts receivable, loans receivable, checks issued in excess of funds on deposit, bank indebtedness, accounts payable and accrued liabilities, short term debt, shareholder debt, and long term debt approximate fair value. It is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments unless otherwise noted.

Foreign exchange

The functional currency of our foreign subsidiary is the local foreign currency (Canadian dollars). All assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from translation of the subsidiaries' accounts are accumulated as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and have not been significant.

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

Concentration of risk

We operate in the regulated aquaculture industry. Material changes in this industry or the applicable regulations could have a significant impact on us.

The quality and quantity of the aquaculture products we cultivate, harvest and process could be impacted by biological and environmental risks such as contamination, parasites, predators, disease and pollution. These factors could severely restrict our ability to successfully market our products.

Stock-based compensation

We  account  for  stock-based  employee  compensation   arrangements  using  the
intrinsic   value  method  in  accordance  with  the  provisions  of  Accounting
Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and in compliance with the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148. Under APB Opinion No. 25, compensation cost is generally recognized based on the difference, if any, on the date of grant between the fair value of our common stock and the amount an employee must pay to acquire the stock.

We periodically issue common stock for acquisitions and services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and our board of directors. Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock.

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

Recent accounting pronouncements

In November of 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43 (Inventory Pricing) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material. Among other provisions, SFAS 151 requires that items, such as idle facility expense, excessive spoilage, double freight, and rehandling costs, be recognized as current period charges. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversions be based on normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and as required, we adopted it in the first quarter of fiscal 2006.

In December of 2004, the FASB issued Statement of Financial Accounting Standards No, 123 (revised 2004) (Share-Based Payment) ("SFAS 123R"). SFAS 123R is a revision of SFAS 123 (Accounting for Stock-Based Compensation), and supersedes Accounting Principles Beard ("APB") Opinion No. 25 (Accounting for Stock Issued to Employees). SFAS 123R requires that the fair value of employees awards issued, modified, repurchased or cancelled after implementation, under share-based payment arrangements, be measured as of the date the award is issued, modified, repurchased or cancelled. The resulting cost is then recognized in the statement of earnings over the service period. We are required to adopt SFAS 123R not later than for the 2007 fiscal year.

In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions) ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance, SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005, and as required, we adopted it in this second quarter of the 2006 fiscal year.

In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections" (a replacement of APB Opinion No. 20 and SFAS No. 3) was issued. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods' financial statements, unless it is impracticable to do so. Opinion 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of change. Statement 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application encouraged. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued (May 2005). Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. Accordingly, we will implement the provisions of this accounting pronouncement in the fiscal reporting period ending August 31, 2007.

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123 (revised 2004), Share-Based Payment (Statement No. 123(R)). Under Statement No. 123(R), we would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005, or in the interim reporting period ending September 30, 2005. The SEC's new rule allows us to implement Statement No. 123(R) at the beginning of our next fiscal year, and accordingly, we will begin to reflect the adjustment to earnings for the impact of this accounting pronouncement in the interim reporting period ending May 31, 2006.

Note 3.  Property, Plant and Equipment

Property, Plant and Equipment at February 28, 2006 consisted of the following:

                                          Accumulated    Net Book
                              Cost        Amortization     Value
                            --------------------------------------

Land                        $  219,589   $     --     $  219,589
Buildings                      431,786      217,422      214,364
Seawater piping and tanks      436,587      253,907      182,680
Boats and Barge                224,226      101,694      122,532
Field equipment              1,001,102      651,827      349,275
Office equipment                13,206       11,820        1,386
Vehicles                        34,975       31,688        3,287
Computer equipment               8,136        3,866        4,270
                                                      ----------
                            $2,369,607   $1,272,224   $1,097,383


Depreciation expenses for the six months ended February 28, 2006 and 2005 were $53,778 and $18,649.

Note 4.  Loans Receivable

An unsecured note receivable from Seascal Enterprises, Ltd. requires monthly interest payments, calculated at the Business Development Bank of Canada's operational rate plus 1%, per annum, and has no fixed term of repayment. We have an informal arrangement to provide scallop seed to Seascal, for which we receive a percentage of ultimate sales.

Note 5.  Investments in Other Assets (Tenures)

We carry our investment in other assets (tenures) at $3,486 at February 28, 2006. This amount represents the carrying costs of certain shellfish tenures acquired by our wholly-owned subsidiary Island Scallops Ltd.. Shellfish tenures are government-granted rights allowing limited use of offshore waters for the purposes of cultivation of shellfish. One tenure . has an expiration date of July 10, 2021. Other shellfish tenures that we and our subsidiaries hold have expiration dates ranging from 2021 to 2024.

These tenures are considered to have an indefinite useful life because renewal on expiration is anticipated, and therefore are not subject to amortization.

Note 6.  Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities are balances outstanding related to credit cards held in the name of the shareholder totaling $101,843 at February 28, 2006. We used these credit cards as a means of short term financing and incurs interest charges on such unpaid balances.

Included in accounts payable and accrued liabilities at February 28, 2006 is an amount of $114,890 related to deposits paid by two third parties in respect to an agreement to purchase geoduck seed from us (for additional information see
Note 9 - Contingent Liabilities).

Included in accounts payable and accrued liabilities at February 28, 2006 is an amount of $3,220 related to interest accrued in respect to the loan from the National Research Council of Canada Industrial Research Assistance Program (see
Note 8 - Long Term Debt for additional information).

Other accounts payable and accrued liabilities at February 28, 2006 carry a balance of $390,579.

As a result, at February 28, 2006, we had an accounts payable and accrued liabilities balance of $610,532.

Note 7.  Short Term Debt

Included in short-term notes payable is a loan with an authorized limit of $1,394,214 secured by our assets, including a mortgage charge in the amount of $1,394,214 on land and building of the Company, and by a personal guarantee of Robert Saunders, our Chairman, President and CEO, and former sole shareholder of Island Scallops. The note bears interest at a rate of 1% per month, payable monthly, and is due April 15, 2006. During the six months ended February 28, 2006, we borrowed an additional $536,732 for working capital requirements. Therefore, as of February 28, 2006, the entire authorized limit of $1,394,214 had been lent to Island Scallops. In addition, Island Scallops was currently in arrears on interest payment for $40,458. As a result, the debt is carried as $1,434,672 of short term debt on the balance sheet.

Included in short-term debt at February 28, 2006 is estimated royalties of $57,994 payable to a third party from whom the former sole shareholder of Island Scallops originally acquired the shares of Island Scallops. The 1992 share purchase agreement (for Island Scallops) provided that the third party was to receive from the Company 3% of revenues of the Company as earned, on a quarterly basis, throughout the period from December 1, 1992 to November 30, 2002. The third party holds a first charge over our inventory (including broodstock) in the amount of $304,984 in support of its royalty entitlement. The third party has not taken further action to enforce payment of the arrears liability.

Included in short-term notes payable at February 28, 2006 is an unsecured non-interest bearing demand loan from an individual with a face value of $43,714 and no specific terms of repayment. However, the lender has informally requested that the loan be repaid in full by October 6, 2008.

Included in the short-term notes payable at February 28, 2006 is a second unsecured non-interest bearing demand loan with a face value of $41,391 and no specific terms of repayment.

Included in short-term notes payable at February 28, 2006 is a third and fourth unsecured non-interest bearing loan from a shareholder with face values of 14,814 and $8,714 and no specific terms of repayment.

As a result, at February 28, 2006, we had $1,601,298 of short-term notes.

Note 8. Long Term Debt

These consolidated financial statements include a Western Diversification Program non-interest bearing loan to Island Scallops that requires repayment equal to 12% of gross revenues from our scallop sales, payable semi-annually, with no specified due date. At February 28, 2006 as Island Scallops is in arrears in respect to the payment of these amounts, the full principal balance of $590,183 is reflected as a current liability. Our management is seeking to renegotiate terms of repayment of this debt.

These consolidated financial statements include Island Scallops' unsecured non-interest bearing loan from the National Research Council of Canada
Industrial Research Assistance Program which requires quarterly payments commencing March 1, 2003 equal to 3% of gross black cod revenues of the Island Scallops until the earlier of full repayment or December 1, 2012. The amount repayable is up to 150% of the original advance of $384,351, if repayment is before December 1, 2007. If at December 1, 2012, Island Scallops has not earned sufficient revenues required to repay the original loan amount, the remaining portion of the loan is to be forgiven. Amounts currently due at February 28, 2006 bear interest at a rate of 1% per month. At February 28, 2006, Island Scallops is in arrears in respect to the payment of these amounts, the full principal balance of $383,953 is reflected as a current liability.

These consolidated financial statements include Island Scallop's mortgage loan repayable at $1,842 per month including interest calculated at the greater of 10% and (Canadian) prime plus 6%. The loan, which is due on April 1, 2007, is secured by a second charge on the real property of Island Scallops. At February 28, 2006, the principal due is $187,571

These consolidated financial statements include a non-interest bearing loan to Island Scallops from Industry Science and Technology Canada requiring repayment equal to 0.5% of Island Scallops' gross scallop sales for each preceding year, which is due January 1, 2007. If at the due date we have not generated sufficient revenues to be required to repay the original amount of $159,269, the remaining portion of the loan is to be forgiven. Amounts currently due bear interest based on the published rates of 90 day (Canadian) treasury bills.

These consolidated financial statements include two bank loans for Island Scallops. The first bank loan is repayable at $1,089 per month, plus interest calculated at the floating base rate of the Business Development Bank of Canada plus 1.5% annum, is due February 23, 2009, and is secured by a General Security Agreement over Island Scallops' assets , a mortgage charge on Island Scallop's real property and a personal guarantee of $43,569 by our Chairman, President and

CEO, and former sole shareholder of Island Scallops. At February 28, 2006, the principal due is $39,212. The second bank loan is repayable at $454 per month plus interest calculated at (Canadian) prime plus 3% per annum, is unsecured and is due October 23, 2007. At February 28, 2006, the principal due is $8,889.

As a result, at February 28, 2006, we had $1,374,636 of long-term debt less a current portion of $974,136 for a balance of $394,942.

Note 9.  Contingent Liabilities

Island Scallops entered into an Agreement in the 1998 year with two parties, under which Island Scallops was to produce and sell geoduck seed to the two parties. Island Scallops received advance payments from each of the two parties in the 2002 year of approximately $64,140 and recognized related revenue of $43,705 in respect to seed delivered in the 2002 year. The balance of the deposits received, net of sales, totaling $114,980, is included in accounts payable and accrued liabilities.

The position of management is that the two parties violated the terms of the agreement, such that we are entitled to retain the balance of the deposits.

As of February 28, 2006, one of the two parties had made claims that we owed to it amounts totaling $85,888. The balance included in accounts payable and accrued liabilities related to this party is $33,801.

Any additional liability to us, or any reduction of the currently recognized liability, in respect to these deposits will be recorded at the time a conclusion to this matter can be determined.

Neither we nor our wholly owned subsidiary maintain insurance in respect to replacement of its inventory. Consequently, we are exposed to financial losses or failure as a result of this risk.

Note 10.  Stock-compensation Expense


On January 31, 2006, we issued 400,000 shares of our restricted common stock to World Wide Mortgage as consideration for agreeing to extend the due date to April 15, 2006 for us to repay our CDN $1,500,000 loan pursuant to the bridge loan agreement dated November 9, 2004 and amended on April 15, 2005 between us and World Wide. The shares have piggy-back registration rights that require us to register the shares in our next registration statement. The shares were valued at $1.30 per share, the closing bid price for shares of our common stock on the date we issued the shares. Therefore, the total aggregate value of the transaction is $520,000 which was recorded as compensation.

Stock Options

In August 2005, our Board of Directors approved the "Edgewater Foods International 2005 Equity Incentive Plan." The Board of Directors reserved 5,000,000 shares of our common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants to Edgewater. As of February 28, 2006, our Board of Directors had authorized the issuance of 282,000 options to employees.

Stock option activity during the six month period ending February 28, 2006 was as follows:

                                                            Weighted Average
                                          Number of             Exercise
                                           Shares                Price
                                        ---------------------------------------
Outstanding, August 31, 2005                   282,000    $
                                                                           1.50
    Granted                                         --                      --
    Exercised                                       --                      --
    Forfeited                                       --                      --
    Expired                                         --                      --
                                        ---------------------------------------
Outstanding, February 28, 2006                 282,000    $
                                                                           1.50
                                        =======================================
Exercisable, February 28, 2006                 282,000    $
                                                                           1.50
                                        =======================================

At February 28, 2006, 62,000 of the outstanding options expire in August 2010 with the remaining balance of 220,000 having an expiration date of August 2015.


Note 11.  Going Concern

As of February 28, 2006, our working capital has been primarily financed with various forms of debt. We have suffered operating losses since inception in our efforts to establish and execute our business strategy. We anticipate that we will continue to require additional working capital to fund our ongoing operations and execute our business strategy. If we do not continue to raise such required capital it would raise substantial doubt about our ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis and ultimately to attain profitability. Our management intends to obtain working capital through operations and to seek additional funding through debt and equity offerings to help fund our operations as we expand. There is no assurance that we will be successful in our efforts to raise additional working capital or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 12.  Subsequent Events

On April 12, 2006, we completed a private equity financing of $1,062,000 with 2 accredited investors. Net proceeds from the financing are approximately $952,000. We issued 1,888,000 shares of our Series A Preferred Stock, par value $0.001 per share and stated value of $0.75 per share, at a purchase price of $0.5625 per share and each investor also received one of each of the following warrants: (i) Series A Warrant, (ii) Series B Warrant, (iii) Series C Warrant,
(iv) Series D Warrant, (v) Series J Warrant, (vi) Series E Warrant, (vii) Series F Warrant, (viii) Series G Warrant, and (ix) Series H Warrant, each to purchase a number of shares of common stock equal to fifty percent (50%) of the number of Preferred Shares purchased, except for the Series J Warrants, which shall entitle the investor to purchase a number of shares of common stock equal to one hundred percent (100%) of the number of shares of Series A Preferred Stock purchased; we issued a total of 9,440,000 Warrants. Each of the Warrants has a term of five (5) years, except for the Series J Warrants, which have a term of one (1) year.

In connection with this financing, we paid cash compensation to a placement consultant in the amount of approximately $85,000.00 and issued him 188,800 warrants. Each of the placement consultant's warrants allow him to purchase one share of our Series A preferred stock, and one half of each of the Series A-H Warrants and one Series J warrant. Each of the placement consultant's warrants to purchase the securities described above is exercisable at a price of $0.5625 per warrant, for a period of three years.



Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In the second quarter of 2006, we started harvesting our 2004 year class of scallops1 and began inspecting our 2005 year class of scallops as we prepare to begin moving these scallops to larger growth nets and/or ear-hanging our 2005 scallops in the third quarter of 2006. Originally, we planned to ear-hang our entire 2005 scallop crop, but after inspection of growth rates of the 2004 ear-hang crops and an analysis of labor costs of ear-hanging versus the cost of additional nets we decided to use nets for the final grow-out stage of the 2005 crop. Entering the third quarter of 2006, we began preparing for the spawning of our 2006 year class of scallops. In order to complete the transition of the 2005 year class of scallops to larger growth nets and some ear-hung lines, spawn sufficient numbers of scallop seed to ensure the continued expansion of our scallop inventory, allow continued growth of our current inventory and begin


-------------
1 We categorize scallops based upon when we began the growth cycle. Therefore, although scallops may be ear-hung in 2005, if they were spawned in 2004, they would be classified as the "2004 year" class of scallops.

developing new infrastructure required to launch significant commercial sablefish production, we will require additional working capital in the third quarter of 2006. We are currently investigating several funding options and hope to have the first stage of new financing completed in the spring of 2006. Although we originally anticipated producing a 2006 year scallop class of 30 million animals, delays in funding to date have caused management to revise projections to between 15 and 25 million scallops (depending on the date of future fundings). If we are unable to secure necessary working capital to fund our ongoing expansion and execute our total business strategy, we may be forced to curtail or delay certain aspects of our business plan, such as sablefish production and/or reduce our projected future scallop crop yields.

Comparison of results for the three months and six months ended February 28, 2006 to the three and six months ended February 28, 2005.

Revenues. Revenues for the three months ended February 28, 2006, were approximately $143,000. We had revenues of approximately $129,000 for the three months ended February 28, 2005. This is an increase of approximately $14,000 or 11%. Revenues for the six months ended February 28, 2006 were approximately $303,000 as compare to $265,000 for the six months ended February 28, 2005. This was an increase of approximately $38,000 or 14%. For the three and six month periods ended February 28, 2006 and 2005, the majority of our revenue resulted from the sale of scallops. The slight increase in our revenue from 2005 to 2006 was due to the increased emphasis that we began putting on the development and production of larger scallops crops in 2005 and continuing into 2006 as opposed to our prior emphasis on selling our scallops earlier in the growth cycle to generate working capital. Management believes that this emphasis on the development and production of larger scallop crops has positioned the company for revenue growth and that our continued emphasis on expansion of future crops should yield a significant increase in revenues in later half of 2006 and beyond.

Gross profit (loss). Gross profit for the three months ended February 28, 2006, was approximately $10,000, an increase of approximately $42,000 as compared to gross loss of roughly $32,000, for the three months ended February 28, 2005. For the six months ended February 28, 2006, gross loss was approximately $2,000 as compared to a gross profit of $13,000 for the six months ended February 28, 2005. The increase in the amount of gross loss for the six months ended February 28, 2006 was mainly attributable to management's decision to focus on the expansion and development of larger scallop crops and larger scallop yields for the crop year 2005 and 2006. As a result, we expended a larger portion of our resources on the maintaining, developing and tending our scallop crops in 2005 and 2006 and are only beginning to see the benefits of our efforts in developing larger and profits.

General and administrative. General and administrative expenses for the three months ended February 28, 2006, were approximately $618,000. Our general and administrative expenses were approximately $57,000 for the three months ended February 28, 2005. This is an increase of approximately $561,000. General and administrative expenses for the six months ended February 28, 2006, were approximately $888,000. Our general and administrative expenses were approximately $103,000 for the six months ended February 28, 2005. This is an increase of approximately $785,000. Our general and administrative expenses for the three and six months ended February 28, 2006 were attributable to costs associated with establishing, building, and supporting our infrastructure and included various consulting costs, legal and accounting fees, overhead, realized stock compensation and salaries. We anticipate that these costs will rise as we continue to expand our operations.

Stock compensation expense. During the three months ended February 28, 2006, our Board of Directors authorized the issuance of shares of our restricted common stock to one group in consideration for the extension of the due date on a share term loan to Island Scallops. Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash expenses for the issuance of stock of approximately $520,000.

We also had an expense of approximately $183,00 during the three months ended November 30, 2005. The expense was for two consulting groups who would provide services to us. As such, we incurred a stock compensation expense of approximately $703,000 for the six months ended February 28, 2006.

Other income (expense), net. Interest expense for the three months ended February 28, 2006 was approximately $53,000. For the three months ended February 28, 2006, we had interest expense of roughly $15,000. Other income for the three months ended February 28, 2006 was approximately $3,000 as opposed to no other income for the three months ended February 28, 2005. As a result, other expense for the three months ended February 28, 2006 was approximately $50,000 as compared to other expense of approximately $15,000 for the three months ended February 28, 2006. This is an increase of approximately $35,000 primarily attributed to expenses related to the expansion of our scallop crops. Interest expense for the six months ended February 28, 2006 was approximately $106,000. For the three months ended February 28, 2006, we had interest expense of roughly $23,000. Other income for the three months ended February 28, 2006 was approximately $7,000 as opposed to no other income for the three months ended February 28, 2005. As a result, other expense for the three months ended February 28, 2006 was approximately $99,000 as compared to other expense of approximately $23,000 for the three months ended February 28, 2006. This is an increase of approximately $66,000 primarily attributed to expenses related to the expansion of our scallop crops.

Net profit (loss). As a result of the above, the net loss for the three and six months ended February 28, 2006, was approximately $658,000 and $989,000 as compared to a net loss of approximately $105,000 and $114,000 for the three and six months ended February 28, 2006.


Liquidity and Cash Resources. At February 28, 2006 we had a cash balance of $123. To date, our recent expansion has been largely funded by a short term note with a maximum limit of approximately $1,280,000. During the six months ended February 28, 2006, we accessed approximately an additional $540,000 on this short term note; thereby, bringing our total drawn to nearly $1,400,000 as of February 28, 2006. As of February 28, 2006, we had reached the authorized limited on this note and may need to look to other sources to fund any short term operational shortfalls. Additionally, we relied on short term loans from certain shareholders to assist with our working capital needs and to meet short term cash requirements. We anticipate that we will require approximately $2,500,000 of additional working capital to fund our planned expansion and execute our business strategy in the upcoming fiscal year. As a result, we will be required to raise substantial amounts of cash during the rest of 2006. There can be no assurance that we will be successful in our efforts and any failure to raise such monies would have a material negative effect on our business and operations. Without adequate funding, we will be unable to complete the transfer of our 2005 crop into larger growth nets and ear-hung lines or spawn the necessary scallop larvae to satisfy the target levels necessary to produce a larger 2006 year-class scallops.




ITEM 3.  CONTROLS AND PROCEDURES


(a) Evaluation of disclosure controls and procedures

         We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                           PART II - OTHER INFORMATION



ITEM 1.   Legal Proceedings

In 1998 Island Scallops entered into an agreement with two purchasers, pursuant to which Island Scallops was to produce and sell geoduck seed to the two purchasers. Island Scallops received advance payments from each of the two purchasers in 2002 totaling approximately $64,140. As a result of breaches of the purchase agreements by the purchasers, it is our position that we may retain any unused portion of these advance payments.

As of August 31, 2004, one of the two purchasers had claimed that Island Scallops owed it amounts totaling $85,888. Since it is our position that the purchasers breached their agreements with Island Scallops, we have no intention of seeking a settlement of this matter at this time. We are unaware of any formal proceedings that may have been commenced by either of these two purchasers in regard to any claims that they may have.

Other than as set forth herein, we are not a party to any material legal proceeding and to our knowledge, no such proceeding is currently contemplated or pending.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds


(a)      Unregistered Sales of Equity Securities

On January 31, 2006, we issued 400,000 shares of our restricted common stock to World Wide Mortgage as consideration for agreeing to extend the due date for us to repay our CDN $1,500,000 loan pursuant to the bridge loan agreement dated November 9, 2004 and amended on April 15, 2005 between us and World Wide. The shares have piggy-back registration rights that require us to register the shares in our next registration statement. The shares were valued at $1.30 per share, the closing bid price for shares of our common stock on the date we issued the shares. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

In connection with the financing we closed on April 12, 2006, we issued the placement consultant 188,800 warrants that allow him to purchase one share of our Series A preferred stock, and one half of each of the Series A-I Warrants and one Series J warrant we issued in the financing. Each of the placement consultant's warrants to purchase the securities described above is exercisable at a price of $0.5625 per warrant, for a period of three years.


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

Date:  April 14, 2006                    EDGEWATER FOODS INTERNATIONAL, INC.

                                         By:  /s/  Robert Saunders
                                              ------------------------------
                                              Chief Executive Officer

                                         By:  /s/  Michael Boswell,
                                              ------------------------------
                                              Acting Chief Financial Officer

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  April 14, 2006


/s/  Robert Saunders
--------------------
Robert Saunders
Chief Executive Officer

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  April 14, 2006


/s/  Michael Boswell
---------------------
Michael Boswell
Acting Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Edgewater Foods International, Inc. (the "Company") on Form 10-QSB for the period ending February 28, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Robert Saunders, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.


Date:  April 14, 2006

/s/  Robert Saunders
-----------------------
Robert Saunders,
Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Edgewater Foods International, Inc. (the "Company") on Form 10-QSB for the period ending February 28, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Michael Boswell, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.


Date:  April 14, 2006

/s/  Michael Boswell
-----------------------------
Michael Boswell,
Acting Chief Financial Officer