Form 10KSB/A
period 2005-08-31
EDGEWATER FOODS INTERNATIONAL, INC.
filed 2006-07-17
CIK 1231339

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB/A

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the Fiscal Year Ended August 31, 2005

                         Commission File Number 0-50092

                       EDGEWATER FOODS INTERNATIONAL, INC.
                      -------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          Nevada                                                20-3113571
--------------------------------                           ---------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)


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


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                           Yes [X ] No [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [ ] No [X]


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

                           TABLE OF CONTENTS

                                     PART I
Item 1      Description of Business..................................... Page 4
Item 2      Description of Property..................................... Page 15
Item 3      Legal Proceedings........................................... Page 16
Item 4      Submission of Matter to a Vote of Security Holders.......... Page 16

                                     PART II
Item 5      Market for Common Equity, Related Stockholder Matters
            and Small Business Issuer Purchases of Equity Securities.... Page 17
Item 6      Management's Discussion and Analysis or Plan of Operation... Page 18
Item 7      Financial Statements........................................ Page 30
Item 8      Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure......................... Page 50
Item 8A     Controls and Procedures..................................... Page 50

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


--------------------- ------------------- ------------------- ------------------
   COMMON SITE NAME      LANDS FILE NO.           AREAS               TYPE
--------------------- ------------------- ------------------- ------------------
        DENMAN               1406063              14.28             DEEPWATER
--------------------- ------------------- ------------------- ------------------
     HINDOO CREEK            1406664              49.2              DEEPWATER
--------------------- ------------------- ------------------- ------------------
       DEEP BAY              1406711              18.5              DEEPWATER
--------------------- ------------------- ------------------- ------------------
        TOFINO               1406061               9.6              DEEPWATER
--------------------- ------------------- ------------------- ------------------
        BOWSER               1407517               926            BOTTOM LEASE
--------------------- ------------------- ------------------- ------------------

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

-------------------------
1 We categorize scallops based upon when we began the growth cycle. Therefore, although scallops may be ear-hung in 2005, if they were spawned in 2004, they would be classified as the "2004 year" class of scallops.

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

The Company has received government assistance in the foam of loans, for which repayment is may not be required if the Company fails to meets sufficient future revenue levels to repay these loans based on a percentage of gross sales for certain products over a defined period of time., Such assistance received by the Company is initially recorded as a liability, until such time as all conditions for forgiveness are met, and is then recognized as other income in that period.

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


Gross profit (loss). Gross loss for the year ended August 31, 2005, was approximately $51,000, a decrease of approximately $29,000 as compared to gross loss of roughly $80,000, for the year ended August 31, 2004. The decrease in the amount of gross loss was mainly attributable to management's decision to recognize the recoverable inventory costs and no longer assign assigned nil carrying amount to the biomass inventor of scallops. Management believed that, given the projected increase in upcoming annual crops, the capital costs associated with inventory could be recovered and the net realizable value was determined to be greater than the cost incurred. Furthermore, Management of the Company believed that as of August 31, 2005 the Company had an adequate history of successful sales to justify recognition of recoverable inventory costs. Previously, the Company had assigned nil carrying amount to the biomass inventor of scallops.

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


Other income (expense), net. Interest income for the year ending August 31, 2005 was approximately $2,600. Interest expense for the year ending August 31, 2005 was approximately $81,000. Interest expense for the year ending August 31, 2004 was approximately $32,000. As a result, other expense for the year ending August 31, 2005 was approximately $78,000 as compared to approximately $32,000 for the year ending August 31, 2004. This is a increase in expenses of of approximately $46,000 primarily attributed to expenses related to the expansion of the Company's scallop crops.


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


/s/ Lopez, Blevins, Bork & Associates, LLP
------------------------------------------
Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
November 16, 2005



                          EDGEWATER FOODS INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET
                            AUGUST 31, 2005 and 2004

                                                                            2005          2004
                                                                      -----------    -----------
                                                                                     (Unaudited)

ASSETS

Current assets:
     Cash                                                             $       560         12,910
     Accounts receivable                                                     --           25,416
     Loans receivable                                                        --            2,042
     Inventory                                                            540,126           --

     Other current assets                                                  28,520          7,476
                                                                      -----------    -----------

       Total current assets                                               569,206         47,844

Property, plant and equipment                                           1,096,986        620,636

Loans receivable                                                           20,387         17,051

Investments in tenures                                                      3,356          3,032
                                                                      -----------    -----------

     Total assets                                                     $ 1,689,935    $   688,563
                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Checks issued in excess of funds on deposit                      $    38,538    $      --

     Bank indebtedness                                                     65,364           --
     Accounts payable and accrued liabilities                             489,724        276,411
     Short term debt                                                    1,125,141         88,465
     Shareholder debt                                                        --        2,946,789
     Current portion of long term debt                                    959,486        896,336
                                                                      -----------    -----------

     Total Current Liabilities                                          2,678,253      4,208,001

Long term debt                                                            369,632        327,879
                                                                      -----------    -----------

     Total Liabilities                                                  3,047,885      4,535,880
                                                                      -----------    -----------

Stockholders' Equity

     Common stock, no par $0.001, 50,000,000 authorized, 20,585,400
      issued and outstanding at August 31, 2005                             2,059          1,030
     Additional paid in capital                                         3,151,790         (1,029)
     Accumulated deficit                                               (4,341,406)    (3,991,330)
     Accumulated other comprehensive income                              (170,393)       144,012
                                                                      -----------    -----------

     Total Stockholders' Equity                                        (1,357,950)    (3,847,317)
                                                                      -----------    -----------
     Contingent Liabilities
     Total Liabilities and Stockholders' Equity                       $ 1,689,935        688,563
                                                                      ===========    ===========

See accompanying summary of accounting policies and notes to financial statements


                       EDGEWATER FOODS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDING AUGUST 31, 2005 and 2004




                                                       2005             2004
                                                   ------------    ------------
                                                                   (Unaudited)

Revenue                                            $    315,869    $    449,928
Cost of goods sold                                      366,724         530,319
                                                   ------------    ------------

Gross profit (loss)                                     (50,855)        (80,391)
                                                   ------------    ------------


Income (expenses) from Operations:
      General and administrative expenses              (137,337)        (31,366)
      Salaries and benefits                             (83,653)        (63,349)
       Gain on sale of tenure                              --           112,641
      Loss on settlement of lawsuit                        --           (40,551)

                                                   ------------    ------------


                                Total                  (220,990)        (22,625)

                                                   ------------    ------------


Loss from operations                                   (271,845)       (103,016)

                                                   ------------    ------------

Other income (expense):
      Interest(expense), net                            (80,868)        (31,869)
      Other income                                        2,637            --

                                                   ------------    ------------

                Other income (expense), net             (78,231)        (31,869)

                                                   ------------    ------------

Net income (loss)                                  $   (350,076)   $   (134,885)
                                                   ============    ============

Net income (loss) per Share
      Basic and diluted                            $      (0.03)          (0.01)

Weighted average shares outstanding
      Basic and diluted                              11,899,320      10,300,000


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements




                       EDGEWATER FOODS INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED AUGUST 31, 2005


                                                                              Accumulated
                                                                             Other Comprehensive
                                                              Additional       Income -
                                        Common Stock            Paid in      Foreign Exchange      Accumulated
                                 -------------------------
                                  Number          Value         Capital       Adjustment            Deficit         Total
------------------------------- -----------    -----------    -----------    -----------          -----------     -----------

Balance at August 31, 2003       10,300,000    $     1,030    $  (1,029)    $    324,869          $(3,856,445)    $(3,531,575)

Comprehensive loss
  Net income (loss)                                                                                   (134,885)      (134,885)
Foreign exchange adjustment                                                     (180,857)                            (180,857)
                                                                                                                  -----------
Total comprehensive loss                                                                                             (315,742)
                                -----------    -----------    -----------    -----------           -----------    -----------

Balance at August 31, 2004       10,300,000          1,030         (1,029)       144,012            (3,991,330)    (3,847,317)

Comprehensive loss
  Net income (loss)                                                                                   (350,076)      (350,076)
  Foreign exchange adjustment                                                   (314,405)                            (314,405)
                                                                                                                  -----------
Total comprehensive loss                                                                                             (664,481)


Common stock issued for
 services                           100,000             10            (10)                                                 10

   Common stock issued in
   connection with
   recapitalization               8,600,000            860           (860)                                --              860


   Forgiveness of shareholder
   debt                                                          3,15,848

   Common stock issued
   in connection with
   recapitalization               1,585,400            159           (159)


                                -----------    -----------    -----------    -----------           -----------    -----------
Balance at August 31, 2005       20,585,400    $     2,059    $ 3,151,790    $  (170,393)          $(4,341,406)   $(1,357,950)
                                ===========    ===========    ===========    ===========           ===========    ===========




See accompanying summary of accounting policies and notes to financial statements




                       EDGEWATER FOODS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                      YEARS ENDED AUGUST 31, 2005 and 2004


                                                                              2005           2004
                                                                          -----------    -----------
                                                                                         (Unaudited)

Cash flows from operating activities:

        Net income (loss)                                                 $  (350,076)   $  (134,885)

        Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation, depletion and amortization                             80,435         39,660
          Common stock issued for services                                         10           --
          Bad debt expense                                                        347           --
          Gain on sale of tenure                                                 --         (112,641)
          Loss on settlement of lawsuit                                          --           40,551

        Changes in current assets and liabilities:
          Accounts receivable                                                  25,069           (557)
          Other current assets                                                (21,044)           489
          Loan receivable                                                      (1,294)          --
          Inventory                                                          (540,126)          --
          Accounts payable                                                    221,644         39,247
          Bank overdrafts                                                      38,538           --
          Deferred revenues                                                      --             --
                                                                          -----------    -----------

Net cash used in operating activities                                        (546,497)      (128,136)
                                                                          -----------    -----------

Cash flows from investing activities:

        Payment in settlement of interest in joint venture                       --          (37,547)
        Proceeds on sale of property, plant and equipment                        --           22,234
        Purchase of property, plant and equipment                            (493,018)        (4,884)
        Proceeds on sale of tenure                                               --          112,641
        Decrease in loans receivable                                             --           13,644
                                                                          -----------    -----------

Net Cash provided by (used in) investing activities                          (493,018)       106,088
                                                                          -----------    -----------

Cash flows from financing activities:

        Line of credit, net                                                     6,591           --
        Proceeds from short term debt                                       1,125,247           --
        Payments on short term debt                                           (38,128)          --
        Proceeds of long term debt                                               --          165,207
        Payment of long term debt                                             (25,408)       (98,238)
        Common stock issued for cash                                              860           --
                                                                          -----------    -----------

Net Cash provided by financing activities                                   1,069,162         66,969
                                                                          -----------    -----------

Foreign currency translation effect                                           (41,997)        (1,153)

Net increase in cash                                                          (12,350)        43,768

Cash, beginning of period                                                      12,910        (30,858)
                                                                          -----------    -----------

Cash, end of period                                                       $       560    $    12,910
                                                                          -----------    -----------

Supplemental disclosure of cash flow information

Net cash paid during the year
     Interest                                                             $    60,000    $    33,182
     Income taxes                                                         $         -    $         -

Non-cash transactions
     Forgiveness of shareholder debt                                      $ 3,152,978    $         -


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


On June 29, 2005, Edgewater Foods International, Inc. ("Edgewater"), a holding private company established under the laws of Nevada in order to acquire assets in the aquaculture industry, issued 10,300,000 shares of common stock in exchange for a 100% equity interest in Island Scallops, Ltd. As a result of the share exchange, Island Scallops, Ltd. become the wholly own subsidiary of Edgewater Foods International, Inc. As a result, the shareholders of Island Scallops owned a majority (54.21%) of the voting stock of Edgewater Foods International, Inc. The transaction was regarded as a reverse merger whereby Island Scallops was considered to be the accounting acquirer as its shareholders retained control of Edgewater Foods after the exchange, although Edgewater is the legal parent company. The share exchange was treated as a recapitalization of Edgewater Foods. As such, Island Scallops, Ltd. (and its historical financial statements) is the continuing entity for financial reporting purposes.

On August 15, 2005, we completed a reverse acquisition of Heritage Management Corporation, a public shell company, as that term is defined in Rule 12b-2 of the Exchange Act, established under the laws of Nevada on June 12, 2000. To accomplish the share exchange we issued 19,000,000 shares of common stock on a one to one ratio for a 100% equity interest in Edgewater Foods. Per the terms of the Share Exchange and Bill of Sale of Heritage Funding Corporation and E. Lee Murdoch, Heritage was delivered with zero assets and zero liabilities at time of closing. Following the reverse acquisition, we changed the name of Heritage Management Corporation to "Edgewater Foods International, Inc." The transaction was regarded as a reverse merger whereby Edgewater was considered to be the accounting acquirer as it retained control of Heritage after the exchange. Although the Company is the legal parent company, the share exchange was treated as a recapitalization of Edgewater. Edgewater is the continuing entity for financial reporting purposes. The Financial Statements have been prepared as if Edgewater had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

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


Previously, a nil amount was assigned to biomass inventory of scallops (At August 31, 2003 and 2004) as the Company had a recent history of larger negative gross margins in respect to scallop sales and had experience past significant crop failures. The Company wrote off these costs since the net realizable value of the inventory was indeterminable if not zero. However, Management believed that, given the projected increase in upcoming annual crops, the capital costs associated with inventory could be recovered and the net realizable value was determined to be greater than the cost occurred. Furthermore, Management of the Company believed that as of August 31, 2005 the Company has an adequate history of successful sales to justify recognition of recoverable inventory costs. Based on Management's review of Statement of Financial Accounting Standards (FASB) No. 154 (a replacement of APB Opinion No. 20 and FASB Statement No.3), we do not believe that this decision represents a change in an accounting principle. We believe the inventory accounting policy has remained unchanged, but the application of this policy resulted in different results for the period under August 31, 2004 and August 31, 2005.

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


The Company has received government assistance in the foam of loans, for which repayment may not be required if the Company fails to meet sufficient future revenue levels to repay these loans based on a percentage of gross sales for certain products over a defined period of time., Such assistance received by the Company is initially recorded as a liability, until such time as all conditions for forgiveness are met, and is then recognized as other income in that period.


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



During the year ended August 31, 2005, three customers,  TriStar,  Sea World and
Lobsterman, individually accounted for 23%, 17% and 14% or our revenues respectively, and we therefore are materially dependent upon such customers.
During the year ended August 31, 2004, TriStar, Summer Breeze and Sea World, individually accounted for 27%, 15% and 10% or our revenues respectively. The
Company's ongoing operations are dependent on continued business from these customers.


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

                                                                            Year Ended
                                                                            August 31,
                                                                       2005           2004
                                                                    ---------    -----------

Net income (loss), as reported                                      $(350,076)  $   (134,885)

Add:  Stock based intrinsic value included in report loss                --             --

Less:  Total stock-based employee compensation expense determined
under the fair value based method for all awards                     (370,565)          --
                                                                    ---------    -----------

Pro-forma net income (loss)                                         $(720,641)  $   (134,885)
                                                                    ---------    -----------
Basis and diluted net loss per share
    As reported                                                         (0.03)         (0.01)
    Pro-forma                                                           (0.06)         (0.01)


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

Recent accounting pronouncements


In November of 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43 (Inventory Pricing) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material. Among other provisions, SFAS 151 requires that items, such as idle facility expense, excessive spoilage, double freight, and rehandling costs, be recognized as current period charges. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversions be based on normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2006. In the opinion of Management, the adoption of this statement will not have any impact on the Company's consolidated financial statements.


In December of 2004, the FASB issued Statement of Financial Accounting Standards No, 123 (revised 2004) (Share-Based Payment) ("SFAS 123R"). SFAS 123R is a revision of SFAS 123 (Accounting for Stock-Based Compensation), and supersedes Accounting Principles Beard ("APB") Opinion No. 25 (Accounting for Stock Issued to Employees). SFAS 123R requires that the fair value of employees awards issued, modified, repurchased or cancelled after implementation, under share-based payment arrangements, be measured as of the date the award is issued, modified, repurchased or cancelled. The resulting cost is then recognized in the statement of earnings over the service period. SFAS 123R is required to be adopted by the Company not later than for the 2007 fiscal year. In the opinion of Management, the adoption of this statement will not have a significant impact on the Company's consolidated financial statements.

In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions) ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance, SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005, and is required to be adopted by the Company in the second quarter of the 2006 fiscal year. We do not currently believe that the adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.


In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections" (a replacement of APB Opinion No. 20 and SFAS No. 3) was issued. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods' financial statements, unless it is impracticable to do so. Opinion 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of change. Statement 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application encouraged. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued (May 2005). Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. Accordingly, the Company will implement the provisions of this accounting pronouncement in the fiscal reporting period ending August 31, 2007. We do not currently believe that the adoption of SFAS 145 No. 154 will have a material impact on our consolidated financial statements.


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



Accumulated amortization was $1,169,160 and $980,878 for the years ended August 31, 2005 and 2004, respectively. Depreciation expenses are $10,195 and $39,660 for the years ended August 31, 2005 and 2004, respectively.

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

NOTE 5.  INVESTMENTS IN TENURES


The Company carries its Investment in Tenures at $3,356 at August 31, 2005 and $3,032 at August 31, 2004. This amount represent the carrying costs of certain shellfish tenures acquired by the subsidiary of the Company's wholly-owned subsidiary Island Scallops Ltd., 377332 B.C. Ltd. Shellfish tenures are government-granted rights allowing limited use of offshore waters for the purposes of cultivation of shellfish. The granting of shellfish tenure rights are the responsibility of the Provincial (British Columbia) Government and not the Canadian Federal Government. As such, the government assistance that we receive via loan agreement with various Federal Agencies has no effect on our ability to renew and/or modify these tenure agreements. The tenure held by 377332 B.C. Ltd. has an expiration date of July 10, 2021. Other shellfish tenures held by the Company and its subsidiaries have expiration dates ranging from 2021 to 2024.


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

Included in accounts payable and accrued liabilities at August 31, 2005 is an amount of $110,648 (2004 is $99,939) related to deposits paid by two third parties in respect to an agreement to purchase geoduck seed from the Company (for additional information see Note 10 - Contingent Liabilities).

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


Included in short-term debt at August 31, 2005 is estimated royalties of $55,848 (2004: $50,443) payable to a third party from who the former sole shareholder of Island Scallops Ltd. originally acquired the shares of Island Scallops Ltd. The 1992 share purchase agreement (for Island Scallops) provided that the third party was to receive from the Company 3% of revenues of the Company as earned, on a quarterly basis, throughout the period from December 1, 1992 to November 30, 2002. The third party holds a first charge (or first lien) over inventory of the Company (including broodstock) in the amount of $293,698 (2004: $265,272) in support of its royalty entitlement. The third party has not taken further action to enforce payment of the arrears liability. To date, we have accrued the entire balance of $55,848 as a current liability and we plan to pay it with available funds in the near future.

Included in short-term notes payable at August 31, 2005 is an unsecured non-interest bearing demand loan from an individual with a face value of $42,096 (2004: $38,022) and no specific terms of repayment. However, the lender has informally requested that the loan be repaid in full by October 6, 2008.

Included in the short-term notes payable at August 31, 2005 is a second unsecured non-interest bearing demand loan with a face value of $35,664 and no specific terms of repayment.

As a result, at August 31, 2005, the Company had $1,125,141  (2004:  $88,465) of
short-term notes.

NOTE 8.  FORGIVENESS OF NOTE DUE SHAREHOLDER


In August, 2005, our Board of Directors approved the forgiveness of $3,153,848 of unsecured debt by owed by Island Scallops to Robert Saunders, our Chairman, President and CEO, and former sole shareholder of Island Scallops. This debt, which represents an amount advance to Island Scallops by its previous shareholder, was acquired by Mr. Saunders at the time of his acquisition of the Island Scallops in 1992. Since this was a related party transaction, this forgiveness of debt is reflected in Additional Paid in Capital on our Balance Sheet and Statement of Stockholders' Equity.


NOTE 9. LONG TERM DEBT

These consolidated financial statements include a Western Diversification Program non-interest bearing loan to Island Scallops that requires repayment equal to 12% of gross revenues from scallop sales of the Company, payable semi-annually, with no specified due date. At August 31, 2005 as Island Scallops is in arrears in respect to the payment of these amounts, the full principal balance of $568,343 (2004: $516,367) is reflected as a current liability. Management of the Company is seeking to renegotiate terms of repayment of this debt.

These consolidated financial statements include the Company's wholly owned subsidiary's (Island Scallops) unsecured non-interest bearing loan from the National Research Council of Canada Industrial Research Assistance Program which requires quarterly payments commencing March 1, 2003 equal to 3% of gross black cod revenues of the Island Scallops until the earlier of full repayment or December 1, 2012. The amount repayable is up to 150% of the original advance of $370,128, if repayment is before December 1, 2007. If at December 1, 2012, Island Scallops has not earned sufficient revenues to be required to repay the original loan amount, the remaining portion of the loan is to be forgiven. Amounts currently due at August 31, 2005, based on revenues of $32,908 (revenue of $24,253 for the year ending August 31, 2004) bear interest at a rate of 1% per month. At August 31, 2005, Island Scallops is in arrears in respect to the payment of these amounts, the full principal balance of $369,745 (2004:
$333,959) is reflected as a current liability.

These consolidated financial statements include Island Scallop's mortgage loan repayable at $1,808 per month including interest calculated at the greater of 10% and (Canadian) prime plus 6%. The loan, which is due on April 1, 2007, is secured by a second charge on the real property of Island Scallops. At August 31, 2005, the principal due is $182,418 (2004: $165,849).

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

These consolidated financial statements include two bank loans for Island Scallops. The first bank loan is repayable at $1,049 per month, plus interest calculated at the floating base rate of the Business Development Bank of Canada plus 1.5% annum, is due February 23, 2009, and is secured by a General Security Agreement over the assets of the Company's wholly owned subsidiary (Island Scallops), a mortgage charge on Island Scallop's real property and a personal guarantee of $41,957 by our Chairman, President and CEO, and former sole shareholder of Island Scallops. At August 31, 2005, the principal due is $44,055 (2004: $51,160). The second bank loan is repayable at $437 per month plus interest calculated at (Canadian) prime plus 3% per annum, is unsecured and is due October 23, 2007. At August 31, 2005, the principal due is $11,182 (2004:
$14,837).

As a result, at August 31, 2005, the Company had $1,329,118  (2004:  $1,224,215)
of long-term debt less a current portion of $959,486 (2004: $896,336) for a balance of $369,632 (2004: $327,879). Principal payments due within each of the next five fiscal years and subsequently, in respect to long term debt are approximately as follows:

                           2006                         $959,486
                           2007                          $22,237
                           2008                          $18,041
                           2009                          $11,748
                           2010                           $5,874
            2011 and subsequent                         $311,732
                                                   -------------

                                                      $1,329,118
                                                   =============



NOTE 10.  CONTINGENT LIABILITIES



The Company's wholly owned subsidiary, Island Scallops, entered into an Agreement in the 1998 year with two parties, under which Island Scallops was to produce and sell geoduck seed to the two parties. Island Scallops received advance payments from each of the two parties in the 2002 year of approximately $64,140 and recognized related revenue of $43,705 in respect to seed delivered in the 2002 year. The balance of the deposits received (advance payments), net of sales, totaling $110,648, is included in accounts payable and accrued liabilities.

The position of management of the Company is that the two parties violated the terms of the agreement, such that the Company is entitled to retain the balance of the deposits. Per the terms of the original agreement, Island Scallop was entitled to make up any shortfall in the product produced in the following year. Although product was available and offered by Island Scallops in the following year, the two parties refused to honor the terms of the agreement and would not accept the product (to make up the shortfall) in the following year.

As of August 31, 2004, one of the two parties had made claims that the Company owed to it amounts totaling $74,704. This particular party believed that the agreement required Island Scallops to deliver the product in year one and did not allow Island Scallop to make up any shortfall with product produced in the following year. The balance included in accounts payable and accrued liabilities related to this party is $29,156.


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

NOTE 11.  INCOME TAXES

The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because it has experienced operation losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily unclaimed research and development expenditures, because of uncertainty regarding the Company's ability to realize the benefit.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at August 31, 2005 are as follows:

                                                  August 31,   August 31,
                                                    2005         2004
                                                  ---------    ---------
        Deferred tax asset attributable to:            --     $ 599,019
           Net operating loss carryover          $ 445,558       44,020
           Less, Change in valuation allowance    (445,558)    (643,039)
                                                 ---------    ---------
        Total net deferred tax asset              $    --      $    --
                                                 =========    =========

Edgewater follows Statement of Financial  Accounting  Standards Number 109 (SFAS
109), "Accounting for Income Taxes." SFAS No. 109 requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $445,558 at August 31, 2005 is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance for 2005 was approximately $197,481.

At August 31, 2005 Edgewater had net operating loss carryforwards amounting to approximately $42,314 and $0 for U.S. and Canadian tax purposes, respectively, that expires in various amounts beginning in 2009 and 2009 in the U.S. and Canada, respectively.

The federal statutory tax rate reconciled to the effective tax rate for 2005 is as follows:

                                                                     2005
                                                                 -----------
       Tax at U.S. statutory rate                                      34.0%
       State tax rate, net of federal benefits                          0.0
       Foreign tax rate in excess of U.S. statutory rate               17.6%
       Change in valuation allowance                               (201,607)
                                                                 -----------
       Effective tax rate                                               0.0%
                                                                 ===========


NOTE 12.  STOCK-COMPENSATION EXPENSE


On June 27 2005, the Company issued 100,000 shares of stock to an individual who would provide services to Edgewater Foods International, Inc. Subsequently in August 2005, Edgewater was acquired by the Company pursuant to a share exchange. These shares were issued while Edgewater Foods was still a private company and we recorded the value of this expense based on the value of our shares at the time of issuance (par value of $0.0001). This value was based on recent cash purchases of shares in Edgewater Foods at par value by the founders of the company. As such, these shares were valued based on the par value, $0.0001, of our stock at time of issuance. As a result, the Company recorded a stock compensation expense for the year ended August 31, 2005 of $10.


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

NOTE 14. SETTLEMENT OF LAWSUIT


During the 1997 year, the Company entered into a joint venture agreement with Blackfin Research, Ltd. ("BRL") for the purpose of researching and developing a black cod hatchery. In the 2001 year, BRL made a legal claim against the Company totaling $353,965, seeking to recover amounts it claimed it had contributed to the joint venture.

During the 2004 year, the Company made a settlement with BRL under which the Company was required to pay to BRL case of $37,547, and to transfer to BRL a shellfish tenure with a carrying amount of $3,004. BRL agreed that the Company would retain sold rights to all intellectual property developed by the joint venture.

The settlement resulted in a loss to the Company of $40,551.

NOTE 15. SALE OF TENURE

During the 2004 year, Island Scallop sold a shellfish tenure which had a carrying amount of $nil, for cash proceeds of $112,641.

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

CHANGES IN INTERNAL CONTROLS


There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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
--------------------------- ---------------------------- -------------------------- ----------------- ----------------

(a)                         (b)                          (c)                        (d)               (e)
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
Kristina Miller, Chief      150,000                      53.19%                     1.50              8/18/2015
Scientific Officer
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
Bruce Evans,                50,000                       17.73%                     1.50              8/18/2015
Farm Manager
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
Barb Bunting, Government    20,000                       7.09%                      1.50              8/18/2015
Liaison
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
Pattie Greenham, Larval     15,000                       5.32%                      1.50              8/18/2010
Man
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
Rick Stevens, Maintenance   15,000                       5.32%                      1.50              8/18/2010
and Design
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
Lisa Vernon, Financial      14,000                       4.96%                      1.50              8/18/2010
Manager
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
Lorraine Hopps,             10,000                       3.55%                      1.50              8/18/2010
Processing Man
--------------------------- ---------------------------- -------------------------- ----------------- ----------------
Leslie Chapman,             8,000                        2.84%                      1.50              8/18/2010
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


                                                 Amount and Nature of Beneficial Ownership        Percentage
               Name and Address                                                                  Of Voting of
                                                                                                Securities (1)

Robert Saunders                                         9,900,000                                   48.15%
Chairman, President and CEO
5552 West Island Highway
Qualicum Beach, British Columbia
Canada V9K 2C8

Douglas C. MacLellan                                    1,040,000                                    5.06%
Vice Chairman
8324 Delgany Avenue
Playa del Ray, CA 90293

Mark Elenowitz                                          1,238,000 (2)                                6.02%
Director
400 Professional Drive
Suite 310
Gaithersburg, MD 20879





Dr. Robert Rooks                                          300,000                                    1.46%
Director
912 Pine Avenue
Huntington Beach, CA 90293
                                                          800,000                                    3.89%
Ian Fraser
Director
3056 West 2nd Avenue
Vancouver, British Columbia
Canada V6T 1E9


Michael Boswell                                           938,000 (3)                                4.56%
Director and
Acting Chief Accounting Officer
400 Professional Drive
Suite 310
Gaithersburg, MD 20879

All directors and officers as a group (6               14,216,000                                   69.14%
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



/s/  Robert Saunders                                        Dated: July 14, 2006
---------------------
Robert Saunders
Chief Financial Officer, President & Chairman


/s/  Michael Bosell                                         Dated: July 14, 2006
Michael Boswell
Director & Acting Chief Financial Officer


/s/  Douglas C. MacLellan                                   Dated: July 14, 2006
--------------------------
Douglas C. MacLellan
Vice  Chairman


/s/  Mark H. Elenowitz                                      Dated: July 14, 2006
----------------------
Mark H. Elenowitz
Director

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



Date:    July 14, 2006


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



         Date:    July 14, 2006

         By: /s/  Michael Boswell
             -----------------------------------
                  Michael Boswell
                 Acting Chief Accounting Officer

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


Date: July 14, 2006

/s/ Robert Saunders
-----------------------
Robert Saunders
Chief Executive Officer

/s/ Michael Boswell
-------------------
Michael Boswell
Principal Financial and Accounting Officer



A signed original of this written statement required by 18 U.S.C. Section 1350 has been provided to Edgewater Foods International, Inc and will be retained by Edgewater Foods International, Inc and furnished to the Securities and Exchange Commission or its staff upon request.