Form 10QSB/A
period 2006-02-28
EDGEWATER FOODS INTERNATIONAL, INC.
filed 2006-07-17
CIK 1231339

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


COMMISSION FILE NUMBER

                       EDGEWATER FOODS INTERNATIONAL, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Nevada                                 20-3113571
     ----------------------------------        --------------------------------
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES [ ] NO [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [ ] No [X]


        AS OF APRIL 14, 2006, THERE WERE 20,960,400 SHARES OF COMMON STOCK OUTSTANDING AND NO SHARES OF PREFERRED STOCK. ALL STOCK PAR VALUE IS $.001.

PART I - FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements Note:

Balance Sheet at February 28, 2006 (unaudited).................................3

Unaudited Statements of Operations for the three and six month periods ended February 28, 2006, and 2005.............................................4

Unaudited Statements of Cash Flows for the   six month periods ended
 February 28, 2006 and 2005....................................................5

Notes to Financial Statements..................................................6

Item 2 -Management's Discussion and Analysis of Results of Operations
 and Financial Condition.......................................................7

Item 3 - Controls and Procedures..............................................16

PART II - OTHER INFORMATION...................................................17

Item 1.  LEGAL PROCEEDINGS....................................................17

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................17

Item 3.  DEFAULTS UPON SENIOR SECURITIES......................................17

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................17

Item 5.  OTHER INFORMATION....................................................18

Item 6.  EXHIBITS.............................................................18

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
                                                           ===========




See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements




                          EDGEWATER FOODS INTERNATIONAL
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE AND SIX MONTH PERIOD ENDING FEBRUARY 28


                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 FEBRUARY 28,                         FEBRUARY 28,

                                                    2006           2005             2006            2005
                                              ----------------------------    ----------------------------
                                               (unaudited)     (unaudited)     (unaudited)     (unaudited)


Revenue                                       $    143,372    $    129,426    $    303,551    $    264,540
Cost of goods sold                                 133,466         161,925         305,547         251,570
                                              ------------    ------------    ------------    ------------
                                                                                              ------------

Gross profit (loss)                                  9,906         (32,499)         (1,996)         12,970
                                              ------------    ------------    ------------    ------------

Expenses:

      General and administrative expenses           62,804          34,309         105,867          67,513
      Salaries and benefits                         35,571          22,895          79,666          35,062
      Stock compensation expense                      --              --           182,500            --

                                              ------------    ------------    ------------    ------------


                            Total                   98,375          57,204         368,033         102,575

                                              ------------    ------------    ------------    ------------


Loss from operations                               (88,469)        (89,703)       (370,029)        (89,605)

                                              ------------    ------------    ------------    ------------

Other income (expense):

      Interest (expense), net                      (52,573)        (14,970)       (106,096)        (23,419)
      Other income (expense), net                 (517,468)           --          (513,350)           --
                                              ------------    ------------    ------------    ------------

                Other income (expense), net       (570,041)        (14,970)       (619,446)        (23,419)

                                              ------------    ------------    ------------    ------------

Net income (loss)                             $   (658,510)   $   (104,673)   $   (989,475)   $   (113,024)
                                              ============    ============    ============    ============

Foreign currency translation                       (28,205)       (103,182)       (221,553)       (103,628)
Total Comprehensive (loss)                    $   (686,715)   $   (207,855)   $ (1,211,028)   $   (216,652)
                                              ============    ============    ============    ============

Net income (loss) per Share
      Basic and diluted                       $      (0.03)   $      (0.01)   $      (0.05)   $      (0.01)

Weighted average shares outstanding
      Basic and diluted                         20,689,289      10,300,000      20,626,422      10,300,000



See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements



                          EDGEWATER FOODS INTERNATIONAL
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                          SIX MONTHS ENDED FEBRUARY 28


                                                                  SIX MONTHS ENDED
                                                                     FEBRUARY 28,

                                                                 2006            2005
                                                             -----------    -----------
                                                              (unaudited)   (unaudited)


Cash flows from operating activities:

     Net income (loss)                                       $  (989,475)   $  (113,024)

     Adjustments to reconcile net loss to net cash used in
      operating activities:
       Depreciation, depletion and amortization                  135,923        816,401

       Common stock issued                                       702,500           --

     Changes in current assets and liabilities:
       Accounts receivable                                       (27,320)         3,163
       Prepaid expenses                                           11,307           --
       Other current assets                                         --             (888)
       Loan receivable                                             5,405          1,462
       Inventory                                                (280,142)          --
       Accounts payable                                          120,808        155,060
       Bank overdrafts                                           (12,610)        16,787
                                                             -----------    -----------

Net cash provided by (used in) operating activities             (333,604)       878,961
                                                             -----------    -----------

Cash flows from investing activities:

     Purchase of property, plant and equipment                   (18,113)    (1,133,479)
                                                             -----------    -----------

Net Cash provided by (used in) investing activities              (18,113)    (1,133,479)
                                                             -----------    -----------

Cash flows from Financing activities:


     Line of credit, net                                           4,623           --
     Proceeds from short term debt                               405,036        250,907
     Proceeds of long term debt                                    2,178           --
     Payment of long term debt                                   (13,292)       (10,392)
                                                             -----------    -----------

Net Cash provided by financing activities                        398,545        240,515
                                                             -----------    -----------


Foreign currency translation effect                              (47,265)           320
                                                             -----------    -----------


Net increase (decrease) in cash                                     (437)       (13,683)


Cash, beginning of period                                            560         13,683
                                                             -----------    -----------

Cash, end of period                                          $       123    $         0
                                                             -----------    -----------



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


On June 29, 2005, Edgewater, a holding private company established under the laws of Nevada in order to acquire assets in the aquaculture industry, issued 10,300,000 shares of common stock in exchange for a 100% equity interest in Island Scallops, Ltd. As a result of the share exchange, Island Scallops become the wholly own subsidiary of Edgewater. As a result, the shareholders of Island Scallops owned a majority (54.21%) of the voting stock of Edgewater. The transaction was regarded as a reverse merger whereby Island Scallops was considered to be the accounting acquirer as its shareholders retained control of Edgewater Foods after the exchange, although Edgewater is the legal parent company. The share exchange was treated as a recapitalization of Edgewater Foods. As such, Island Scallops (and its historical financial statements) is the continuing entity for financial reporting purposes.

On August 15, 2005, we completed a reverse acquisition of Heritage Management Corporation, a public shell company as that term is defined in Rule 12b-2 of the Exchange Act, established under the laws of Nevada on June 12, 2000. To accomplish the share exchange we issued 19,000,000 shares of common stock on a one to one ratio for a 100% equity interest in Edgewater Foods. Per the terms of the Share Exchange and Bill of Sale of Heritage Funding Corporation and E. Lee Murdoch, Heritage was delivered with zero assets and zero liabilities at time of closing. Following the reverse acquisition, we changed the name of Heritage Management Corporation to "Edgewater Foods International, Inc." The transaction was regarded as a reverse merger whereby Edgewater was considered to be the accounting acquirer as it retained control of Heritage after the exchange. Although Edgewater is the legal parent company, the share exchange was treated as a recapitalization of Edgewater. Edgewater is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Edgewater had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

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


We have received government assistance in the form of loans, for which repayment may not be required if we fail to meet sufficient future revenue levels to repay these loans based on a percentage of gross sales for certain products over a defined period of time. Such assistance is initially recorded as a liability, until such time as all conditions for forgiveness are met, and is then recognized as other income in that period.


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

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at February 28, 2006 consisted of the following:



                                                Accumulated   Net Book
                                      Cost     Amortization    Value
                                  ------------------------------------

Land                              $  219,589   $     --     $  219,589
Buildings                            431,786      217,422      214,364
Seawater piping and tanks            436,587      253,907      182,680
Boats and Barge                      224,226      101,694      122,532
Field equipment                    1,001,102      651,827      349,275
Office equipment                      13,206       11,820        1,386
Vehicles                              34,975       31,688        3,287
Computer equipment                     8,136        3,866        4,270
                                  ------------------------------------
                                  $2,369,607   $1,272,224   $1,097,383


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

NOTE 5.  INVESTMENTS IN OTHER ASSETS (TENURES)


We carry our investment in other assets (tenures) at $3,486 at February 28, 2006. This amount represents the carrying costs of certain shellfish tenures acquired by our wholly-owned subsidiary Island Scallops Ltd.. Shellfish tenures are government-granted rights allowing limited use of offshore waters for the purposes of cultivation of shellfish. The granting of shellfish tenure rights are the responsibility of the Provincial (British Columbia) Government and not the Canadian Federal Government. As such, the government assistance that we receive via loan agreement with various Federal Agencies has no effect on our ability to renew and/or modify these tenure agreements. One tenure has an expiration date of July 10, 2021. Other shellfish tenures that we and our subsidiaries hold have expiration dates ranging from 2021 to 2024.

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


Included in short-term debt at February 28, 2006 is estimated royalties of $57,994 payable to a third party from whom the former sole shareholder of Island Scallops originally acquired the shares of Island Scallops. The 1992 share purchase agreement (for Island Scallops) provided that the third party was to receive from the Company 3% of revenues of the Company as earned, on a quarterly basis, throughout the period from December 1, 1992 to November 30, 2002. The third party holds a first charge (or first lien) over our inventory (including broodstock) in the amount of $304,984 in support of its royalty entitlement. The third party has not taken further action to enforce payment of the arrears liability. To date, we have accrued the entire balance of $57,994 as a current liability and we plan to pay it with available funds in the near future.

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

NOTE 9.  CONTINGENT LIABILITIES



Island Scallops entered into an Agreement in the 1998 year with two parties, under which Island Scallops was to produce and sell geoduck seed to the two parties. Island Scallops received advance payments from each of the two parties in the 2002 year of approximately $64,140 and recognized related revenue of $43,705 in respect to seed delivered in the 2002 year. The balance of the deposits received (advance payments), net of sales, totaling $114,980, is included in accounts payable and accrued liabilities.

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


NOTE 10.  STOCK-COMPENSATION EXPENSE


On January 31, 2006, we issued 400,000 shares of our restricted common stock to World Wide Mortgage as consideration for agreeing to extend the due date to April 15, 2006 for us to repay our CDN $1,500,000 loan pursuant to the bridge loan agreement dated November 9, 2004 and amended on April 15, 2005 between us and World Wide. The shares have piggy-back registration rights that require us to register the shares in our next registration statement. The shares were valued at $1.30 per share, the closing bid price for shares of our common stock on the date we issued the shares. Therefore, the total aggregate value of the transaction is $520,000 which was recorded as other expense.


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

Stock option activity during the six month period ending February 28, 2006 was as follows:

                                                                Weighted Average
                                                Number of        Exercise Price
                                                  Shares
                                              ----------------------------------
Outstanding, August 31, 2005                         282,000    $
                                                                            1.50
    Granted                                               --                 --
    Exercised                                             --                 --
    Forfeited                                             --                 --
    Expired                                               --                 --
                                              ----------------------------------
Outstanding, February 28, 2006                       282,000    $
                                                                            1.50
                                              ==================================
Exercisable, February 28, 2006                       282,000    $
                                                                            1.50
                                              ==================================

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

In connection with this financing, we paid cash compensation to a placement consultant in the amount of $84,960.00 and issued him 188,800 warrants. Each of the placement consultant's warrants allow him to purchase one share of our Series A preferred stock, and one half of each of the Series A-I Warrants and one Series J warrant. Each of the placement consultant's warrants to purchase the securities described above is exercisable at a price of $0.5625 per warrant, for a period of three years.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In the second quarter of 2006, we started harvesting our 2004 year class of scallops1 and began inspecting our 2005 year class of scallops as we prepare to begin moving these scallops to larger growth nets and/or ear-hanging our 2005 scallops in the third quarter of 2006. Originally, we planned to ear-hang our entire 2005 scallop crop, but after inspection of growth rates of the 2004 ear-hang crops and an analysis of labor costs of ear-hanging versus the cost of additional nets we decided to use nets for the final grow-out stage of the 2005 crop. Entering the third quarter of 2006, we began preparing for the spawning of our 2006 year class of scallops. In order to complete the transition of the 2005 year class of scallops to larger growth nets and some ear-hung lines, spawn sufficient numbers of scallop seed to ensure the continued expansion of our scallop inventory, allow continued growth of our current inventory and begin developing new infrastructure required to launch significant commercial sablefish production, we will require additional working capital in the third quarter of 2006. We are currently investigating several funding options and hope to have the first stage of new financing completed in the spring of 2006. Although we originally anticipated producing a 2006 year scallop class of 30 million animals, delays in funding to date have caused management to revise projections to between 15 and 25 million scallops (depending on the date of future fundings). If we are unable to secure necessary working capital to fund our ongoing expansion and execute our total business strategy, we may be forced to curtail or delay certain aspects of our business plan, such as sablefish production and/or reduce our projected future scallop crop yields.

COMPARISON OF RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 2006 TO THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2005.

Revenues. Revenues for the three months ended February 28, 2006, were approximately $143,000. We had revenues of approximately $129,000 for the three months ended February 28, 2005. This is an increase of approximately $14,000 or 11%. Revenues for the six months ended February 28, 2006 were approximately $303,000 as compare to $265,000 for the six months ended February 28, 2005. This was an increase of approximately $38,000 or 14%. For the three and six month periods ended February 28, 2006 and 2005, the majority of our revenue resulted from the sale of scallops. The slight increase in our revenue from 2005 to 2006 was due to the increased emphasis that we began putting on the development and production of larger scallops crops in 2005 and continuing into 2006 as opposed to our prior emphasis on selling our scallops earlier in the growth cycle to

------------------------------
1 We categorize scallops based upon when we began the growth cycle. Therefore, although scallops may be ear-hung in 2005, if they were spawned in 2004, they would be classified as the "2004 year" class of scallops.

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


General and administrative. General and administrative expenses for the three months ended February 28, 2006, were approximately $98,000. Our general and administrative expenses were approximately $57,000 for the three months ended February 28, 2005. This is an increase of approximately $41,000. General and administrative expenses for the six months ended February 28, 2006, were approximately $368,000. Our general and administrative expenses were approximately $103,000 for the six months ended February 28, 2005. This is an increase of approximately $265,000. Our general and administrative expenses for the three and six months ended February 28, 2006 were attributable to costs associated with establishing, building, and supporting our infrastructure and included various consulting costs, legal and accounting fees, overhead, realized stock compensation and salaries. We anticipate that these costs will rise as we continue to expand our operations.

Stock compensation expense. During the three months ended February 28, 2006, our Board of Directors authorized the issuance of shares of our restricted common stock to one group in consideration for the extension of the due date on a share term loan to Island Scallops. Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash expenses for the issuance of stock of approximately $520,000. This expense was recorded as an other expense.


We also had an expense of approximately $183,00 during the three months ended November 30, 2005. The expense was for two consulting groups who would provide services to us. As such, we incurred a stock compensation expense of approximately $183,000 for the six months ended February 28, 2006.


Other income (expense), net. Interest expense for the three months ended February 28, 2006 was approximately $53,000. For the three months ended February 28, 2005, we had interest expense of roughly $15,000. Other expense for the three months ended February 28, 2006 was approximately $517,000 as opposed to no other expense for the three months ended February 28, 2005. As a result, other expense for the three months ended February 28, 2006 was approximately $570,000 as compared to other expense of approximately $15,000 for the three months ended February 28, 2006. This is an increase of approximately $555,000 primarily attributed other expense related to the issuance of 520,000 of restricted stock to one group in consideration for the extension of the due date on a share term loan to Island Scallops and expenses related to the expansion of our scallop crops. Interest expense for the six months ended February 28, 2006 was approximately $106,000. For the six months ended February 28, 2005, we had interest expense of roughly $23,000. Other expense for the six months ended February 28, 2006 was approximately $513,000 as opposed to no other expense for the six months ended February 28, 2005. As a result, other expense for the six months ended February 28, 2006 was approximately $619,000 as compared to other expense of approximately $23,000 for the six months ended February 28, 2006. This is an increase of approximately $66,000 primarily attributed to the other expense related to the issuance of 520,000 of restricted stock to one group in consideration for the extension of the due date on a share term loan to Island Scallops and expenses related to the expansion of our scallop crops.


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

(b)      Changes in internal controls
         ----------------------------


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

In connection with the financing we closed on April 11, 2006, we issued the placement consultant 188,800 warrants that allow him to purchase one share of our Series A preferred stock, and one half of each of the Series A-I Warrants and one Series J warrant we issued in the financing. Each of the placement consultant's warrants to purchase the securities described above is exercisable at a price of $0.5625 per warrant, for a period of three years.


(b)      Not Applicable.





                                                                              23
(c)      Not Applicable.


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

Date:  July 14, 2006                    EDGEWATER FOODS INTERNATIONAL, INC.

                                            By:

                                             /s/ Robert Saunders
                                                 ------------------------------
                                                 Robert Saunders,
                                                 Chief Executive Officer

                                            By:

                                             /s/ Michael Boswell
                                                 ------------------------------
                                                 Michael Boswell,
                                                 Acting Chief Financial Officer

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

Date:  July 14, 2006


/s/ Michael Boswell
------------------------------
Michael Boswell
Acting Chief Financial Officer

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


Date:  July 14, 2006


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


Date:  July 14, 2006


/s/  Michael Boswell
------------------------------
Michael Boswell,
Acting Chief Financial Officer