Form 10QSB
period 2006-05-31
EDGEWATER FOODS INTERNATIONAL, INC.
filed 2006-07-17
CIK 1231339

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


   (MARK ONE)

       [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2006

       [ ]        TRANSITION REPORT PURSUANT TO SECTION 13
                           OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________


COMMISSION FILE NUMBER

                       EDGEWATER FOODS INTERNATIONAL, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      Nevada                    20-3113571
                     --------                  ------------
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


                                (FORMER ADDRESS)


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X ]
NO [ ]


INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE SECURITIES EXCHANGE ACT OF 1934) YES [ ] NO [X]


AS OF JULY 12, 2006, THERE WERE 20,983,260 SHARES OF COMMON STOCK OUTSTANDING AND 7,877,999 SHARES OF PREFERRED SERIES A STOCK. ALL STOCK PAR VALUE IS $.001.

PART I - FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements Note:

Unaudited Balance Sheet at May 31, 2006........................................3

Unaudited Statements of Operations for the three and nine month periods ended May 31, 2006, and 2005...................................................4

Unaudited Statements of Cash Flows for the
  nine month periods ended May 31, 2006 and 2005...............................5

Notes to Financial Statements..................................................6

Item 2 - Management's Discussion and Analysis of Results of Operations
and Financial Condition........................................................7

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES......................................17

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................17

Item 5.  OTHER INFORMATION....................................................18

Item 6.  EXHIBITS.............................................................18

PART I - FINANCIAL INFORMATION

                          EDGEWATER FOODS INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                                  MAY 31, 2006


ASSETS

Current assets:
     Cash                                                          $  1,371,392
     Accounts receivable, net                                            16,176
     Inventory                                                          986,850
     Other current assets                                                94,305
                                                                   ------------

       Total current assets                                           2,468,723

Property, plant and equipment, net                                    1,249,556

Investments in other assets                                               3,629
                                                                   ------------

     Total assets                                                  $  3,721,908
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank indebtedness                                             $      4,536
     Short term debt                                                  1,932,311
     Current portion of warrant liabilities                           1,757,884
     Current portion of long term debt                                1,014,169
     Accounts payable and accrued liabilities                           312,342
                                                                   ------------

     Total current liabilities                                        5,021,242

Warrant liabilities, net current portion                             12,336,175
Long term debt, net current portion                                      45,259

     Total liabilities                                               17,402,676
                                                                   ------------

Stockholders' deficit

     Series A Preferred  stock,  par $0.001,10,000,000
     authorized, 3,888,000 issued and outstanding at May 31, 2006         3,888
     Common stock, par $0.001, 100,000,000 authorized,
     20,960,400 issued and outstanding at May 31, 2006                    2,096
     Additional paid in capital                                               0
     Accumulated deficit                                            (13,412,942)

     Accumulated other comprehensive income -                          (273,810)
      foreign exchange adjustment
                                                                   ------------

     Total stockholders' deficit                                    (13,680,768)
                                                                   ------------

     Total liabilities and stockholders' deficit                   $  3,721,908
                                                                   ============

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements



                          EDGEWATER FOODS INTERNATIONAL
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND NINE MONTHS PERIOD ENDING MAY 31, 2006


                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        MAY 31,                           MAY 31,
                                               ---------------------------   ---------------------------
                                                  2006             2005            2006           2005
                                              ------------    ------------    ------------    ------------
                                               (unaudited)     (unaudited)     (unaudited)     (unaudited)


Revenue                                       $    133,120    $     35,444    $    437,045    $    307,915
Cost of goods sold                                 170,485          29,287         475,767         288,282
                                              ------------    ------------    ------------    ------------

Gross profit (loss)                                (37,365)          6,157         (38,722)         19,633
                                              ------------    ------------    ------------    ------------

Expenses:
      General and administrative expenses          286,449          51,876         393,550         122,550
      Salaries and benefits                         38,316          18,190         118,015          54,661
      Stock compensation expense                      --              --           182,500            --
                                              ------------    ------------    ------------    ------------

                             Total                 324,765          70,066         694,065         177,211
                                              ------------    ------------    ------------    ------------

Loss from operations                              (362,130)        (63,909)       (732,787)       (157,578)
                                              ------------    ------------    ------------    ------------

Other income (expense):
      Interest (expense), net                      (54,178)        (49,896)       (160,269)        (51,221)
      Change in fair value of warrants          (2,525,419)           --        (2,525,419)           --
      Other income  (expense)                       12,805            --          (500,711)           --

                Other income (expense), net     (2,566,791)        (49,896)     (3,186,399)        (51,221)
                                              ------------    ------------    ------------    ------------

Net income (loss)                             $ (2,928,922)   $   (113,805)   $ (3,919,186)   $   (208,799)
                                              ============    ============    ============    ============

Foreign currency translation                       (51,467)        (80,129)       (103,417)       (201,787)
                                              ------------    ------------    ------------    ------------

                                              ============    ============    ============    ============
Total Comprehensive (loss)                    $ (2,980,389)   $   (193,934)   $ (4,022,603)   $   (410,586)
                                              ============    ============    ============    ============

Net income (loss) per Share
      Basic and diluted                       $      (0.14)   $      (0.01)   $      (0.19)   $      (0.02)

Weighted average shares outstanding
      Basic and diluted                         20,969,400      10,300,000      20,738,971      10,300,000


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements



                          EDGEWATER FOODS INTERNATIONAL
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                         NINE MONTHS ENDED MAY 31, 2006


                                                                                       NINE MONTHS ENDED
                                                                                             MAY 31,
                                                                                   --------------------------
                                                                                      2006            2005
                                                                                   -----------    -----------
                                                                                   (unaudited)     (unaudited)

Cash flows from operating activities:

     Net income (loss)                                                             $(3,919,186)   $  (208,799)

     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation, depletion and amortization                                        90,003         51,220

        Changes in fair value of warrants                                            2,525,419           --

        Common stock issued for services                                               702,500           --

     Changes in current assets and liabilities:
        Accounts receivable                                                            (16,176)        18,103
        Prepaid expenses                                                               (65,785)        (1,289)

        Other current assets                                                              --             --
        Loan receivable                                                                 20,387          1,126
        Inventory                                                                     (446,724)      (237,371)
        Accounts payable                                                              (177,382)        75,081

        Bank overdrafts                                                                (38,538)          --
                                                                                   -----------    -----------

Net cash used in operating activities                                               (1,325,482)      (301,930)
                                                                                   -----------    -----------

Cash flows from investing activities:

     Purchase of property, plant and equipment                                        (158,170)      (315,818)
                                                                                   -----------    -----------

Net cash provided by (used in) investing activities                                   (158,170)      (315,818)
                                                                                   -----------    -----------

Cash flows from financing activities:


     Line of credit, net                                                               (60,828)          --
     Proceeds from short term debt                                                     504,198        664,606

     Payment of short term debt                                                       (148,408)          --

     Proceeds of long term debt                                                          2,268           --
     Payment of long term debt                                                         (19,624)       (21,797)

     Proceeds from sale of preferred Stock                                           2,562,000           --
                                                                                   -----------    -----------

Net Cash provided by financing activities                                            2,839,606        642,809
                                                                                   -----------    -----------

Foreign currency translation effect                                                     14,878         (9,256)





Net increase in cash                                                                 1,370,832         15,805


Cash, beginning of period                                                                  560         12,910
                                                                                   -----------    -----------

Cash, end of period                                                                $ 1,371,392    $    28,715
                                                                                   ===========    ===========

Supplemental disclosure of cash flow information

Net cash paid during nine months
Interest                                                                           $   160,269    $    51,221
                                                                                   ===========    ===========

Income taxes                                                                       $      --      $      --
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


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements

                       Edgewater Foods International, Inc.

                   Notes to Consolidated Financial Statements
                                   (unaudited)

NOTE 1.  BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

Edgewater Foods International Inc. ("Edgewater"), a Nevada Corporation, is the parent company of Island Scallops Ltd., a Vancouver Island aquaculture company. Island Scallops Ltd. ("Island Scallops") was established in 1989 and for over 15 years has successfully operated a scallop farming and marine hatchery business. Island Scallops is dedicated to the farming, processing and marketing of high quality, high value marine species: scallops and sablefish. Scallop farming is relatively new to North America and Island Scallops is the only producer of both live-farmed Pacific scallops and live sablefish (or blackcod). Given Island Scallops' unique hatchery technology and extensive research and development, we believe that there is no significant competition for the farming of these marine species in our geographic area. Island Scallops is committed to rapidly expanding production and profits while continuing to finance our aggressive growth and maintaining a healthy respect for the marine environment.

On June 29, 2005, Edgewater, a holding private company established under the laws of Nevada in order to acquire assets in the aquaculture industry, issued 10,300,000 shares of common stock in exchange for a 100% equity interest in Island Scallops. As a result of the share exchange, Island Scallops become the wholly own subsidiary of Edgewater. As a result, the shareholders of Island Scallops owned a majority (54.21%) of the voting stock of Edgewater. The transaction was regarded as a reverse merger whereby Island Scallops was considered to be the accounting acquirer as its shareholders retained control of Edgewater Foods after the exchange, although Edgewater is the legal parent company. The share exchange was treated as a recapitalization of Edgewater Foods. As such, Island Scallops (and its historical financial statements) is the continuing entity for financial reporting purposes.

On August 15, 2005, we completed a reverse acquisition of Heritage Management Corporation ("Heritage"), a public shell company as that term is defined in Rule 12b-2 of the Exchange Act, established under the laws of Nevada on June 12, 2000. To accomplish the share exchange Heritage issued 19,000,000 shares of common stock on a one to one ratio for a 100% equity interest in Edgewater Foods. Per the terms of the Share Exchange and Bill of Sale of Heritage Funding Corporation and E. Lee Murdoch, Heritage delivered will zero assets and zero liabilities at time of closing. Following the reverse acquisition, we changed the name of Heritage Management Corporation to "Edgewater Foods International, Inc." The transaction was regarded as a reverse merger whereby Edgewater was considered to be the accounting acquirer as it retained control of Heritage after the exchange. Although Heritage is the legal parent company, the share exchange was treated as a recapitalization of Edgewater. Edgewater is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Edgewater had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended August 31, 2005. Results of operations for the three and nine months ended May 31, 2006 are not necessarily indicative of the operating results for the full accounting year or any future period.


Inventory

We maintain inventories of raw materials for its aquaculture products, of biomass (inventory of live aquaculture product being actively cultivated), and of finished goods (aquaculture product ready for sale).

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

At May 31, 2006, inventory consisted of the following:

Biomass (Scallops):                         $986,850

Derivative Financial Instruments

In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The Company accounts for all derivatives financial instruments in accordance with SFAS No. 133. Derivative financial instruments are recorded as liabilities in the consolidated balance sheet, measured at fair value. When available, quoted market prices are used in determining fair value. However, if quoted market prices are not available, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, we estimate fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as May 31, 2006 were not designated as hedges.


Recent accounting pronouncements


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

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at May 31, 2006 consisted of the following:



                                           Accumulated     Net Book
                               Cost        Amortization    Value
                            ----------------------------------------

Land                        $  228,613     $     --       $  228,613
Buildings                      449,530        228,966        220,564
Seawater piping and tanks      470,942        267,401        203,541
Boats and Barge                284,128        112,272        171,856
Field equipment              1,112,886        699,725        413,161
Office equipment                13,748         12,373          1,375
Vehicles                        36,413         33,228          3,185
Computer equipment              11,848          4,587          7,261
                            ----------------------------------------
                            $2,608,108     $1,358,552     $1,249,556


Depreciation expenses for the nine months ended May 31, 2006 and 2005 were $90,003 and $51,220.

NOTE 4.  INVESTMENTS IN OTHER ASSETS (TENURES)

We carry our investment in other assets (tenures) at $3,629 at May 31, 2006. This amount represents the carrying costs of certain shellfish tenures acquired by our wholly-owned subsidiary Island Scallops Ltd. Shellfish tenures are government-granted rights allowing limited use of offshore waters for the purposes of cultivation of shellfish. The granting of shellfish tenure rights are the responsibility of the Provincial (British Columbia) Government and not the Canadian Federal Government. As such, the government assistance that we receive via loan agreement with various Federal Agencies has no effect on our ability to renew and/or modify these tenure agreements. One tenure has an expiration date of July 10, 2021. Other shellfish tenures that we and our subsidiaries hold have expiration dates ranging from 2021 to 2024.

These tenures are considered to have an indefinite useful life because renewal on expiration is anticipated, and therefore are not subject to amortization.

NOTE 5.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Included in accounts payable and accrued liabilities are balances outstanding related to credit cards held in the name of the shareholder totaling $10,298 at May 31, 2006. We used these credit cards as a means of short term financing and incur interest charges on such unpaid balances.

Included in accounts payable and accrued liabilities at May 31, 2006 is an amount of $119,622 related to deposits paid by two third parties in respect to an agreement to purchase geoduck seed from us (for additional information see
Note 9 - Contingent Liabilities).

Included in accounts payable and accrued liabilities at May 31, 2006 is an amount of $3,683 related to interest accrued in respect to the loan from the National Research Council of Canada Industrial Research Assistance Program (see
Note 8 - Long Term Debt for additional information).

Other accounts payable and accrued liabilities at May 31, 2006 carry a balance of $178,739.

As a result, at May 31, 2006, we had accounts payable and accrued liabilities balance of $312,342.

NOTE 6.  SHORT TERM DEBT

Included in short-term debt is a loan with an authorized limit of $1,451,510 secured by our assets, including a mortgage charge in the amount of $1,451,510 on our land and building, and by a personal guarantee of Robert Saunders, our Chairman, President and CEO, and former sole shareholder of Island Scallops. The note bears interest at a rate of 1% per month, payable monthly, and is due June 30, 2006. As of May 31, 2006, the entire authorized limit of $1,451,510 had been lent to Island Scallops. In addition, Island Scallops was currently in arrears on interest payment for $14,785. As a result, the debt is carried as $1,466,295 of short term debt on the balance sheet.

Included in short-term debt is Island Scallop's mortgage loan repayable at $1,918 per month including interest calculated at the greater of 10% and (Canadian) prime plus 6%. The loan, which is due on April 1, 2007, is secured by a second charge on the real property of Island Scallops. At May 31, 2006, the principal due is $194,314.

Included in short-term debt is a non-interest bearing loan to Island Scallops from Industry Science and Technology Canada requiring repayment equal to 0.5% of Island Scallops' gross scallop sales for each preceding year, which is due January 1, 2007. If at the due date we have not generated sufficient revenues to be required to repay the original amount of $165,814, the remaining portion of the loan is to be forgiven. Amounts currently due bear interest based on the published rates of 90 day (Canadian) treasury bills.

Included in short-term debt at May 31, 2006 is estimated royalties of $60,378 payable to a third party from whom the former sole shareholder of Island Scallops originally acquired the shares of Island Scallops. The 1992 share purchase agreement (for Island Scallops) provided that the third party was to receive from us 3% of our revenues as earned, on a quarterly basis, throughout the period from December 1, 1992 to November 30, 2002. The third party holds a first charge (or first lien) over our inventory (including broodstock) in the amount of $317,518 in support of its royalty entitlement. The third party has not taken further action to enforce payment of the arrears liability. To date, we have accrued the entire balance of $60,738 as short term debt and we plan to pay it with available funds in the near future.

Included in short-term notes debt at May 31, 2006 is an unsecured non-interest bearing demand loan from an individual with a face value of $45,510 and no specific terms of repayment. However, the lender has informally requested that the loan be repaid in full by October 6, 2008.

As a result, at May 31, 2006, we had $1,932,311 of short-term notes.

NOTE 7. LONG TERM DEBT

These consolidated financial statements include a Western Diversification Program non-interest bearing loan to Island Scallops that requires repayment equal to 12% of gross revenues from our scallop sales, payable semi-annually, with no specified due date. At May 31, 2006 as Island Scallops is approximately $173,000 in arrears in respect to the payment of these amounts, the full principal balance of $614,437 is reflected as a current liability as current portion of long-term debt. Our management is seeking to renegotiate terms of repayment of this debt.

These consolidated financial statements include Island Scallops' unsecured non-interest bearing loan from the National Research Council of Canada
Industrial Research Assistance Program which requires quarterly payments commencing March 1, 2003 equal to 3% of gross black cod revenues of the Island Scallops until the earlier of full repayment or December 1, 2012. The amount repayable is up to 150% of the original advance of $399,732, if repayment is before December 1, 2007. If at December 1, 2012, Island Scallops has not earned sufficient revenues required to repay the original loan amount, the remaining portion of the loan is to be forgiven. The $39,917 currently due at May 31, 2006 bears interest at a rate of 1% per month. At May 31, 2006, Island Scallops is in arrears in respect to the payment of these amounts, the full principal balance of $399,732 is reflected as a current liability as current portion of long-term debt.

These consolidated financial statements include two bank loans for Island Scallops. The first bank loan is repayable at $1,134 per month, plus interest calculated at the floating base rate of the Business Development Bank of Canada plus 1.5% annum, is due February 23, 2009, and is secured by a General Security Agreement over Island Scallops' assets , a mortgage charge on Island Scallop's real property and a personal guarantee of $45,360 by our Chairman, President and CEO, and former sole shareholder of Island Scallops. At May 31, 2006, the principal due is $37,422. The second bank loan is repayable at $472 per month plus interest calculated at (Canadian) prime plus 3% per annum, is unsecured and is due October 23, 2007. At February 28, 2006, the principal due is $7,837.

As a result, at May 31, 2006, we had $1,059,428 of long-term debt less a current portion of $1,014,169 for a balance of $45,259.

NOTE 8.  WARRANT LIABILITIES


The warrants that each investor received as a result of our April 12 and May 30 Preferred Stock Financing (see Note 11 Preferred Stock Financing for additional details) contained a cashless exercise provision that becomes effective if our registration statement (that we are required to file under the registration rights agreement) is not declared effective one-year after the initial issue date of each warrant. As such and in accordance with the accounting guidelines under SFAS No. 133, we valued the warrants as a derivative financial instrument and the corresponding liabilities were entered onto our consolidated balance sheet, measured at fair value. The Company determined the fair value of the warrants as follows as of April 12, 2006 and May 30, 2006 (the issuance date):

The Company used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (one, three or five), underlying stock price of $1.10 (at April 12) and $1.40 (at May 30), no dividends; a risk free rate of 4.91%, 4.90% and 4.91%, which equals the one, three and five-year yield on Treasury bonds at constant (or fixed) maturity (for those warrants issued on April 12) and a risk free rate of 4.99%, which equals three and five-year yield on Treasury bonds at constant (or fixed) maturity (for those warrants issued on May 30); and volatility of 97%. Under the assumptions, the Black-Scholes option pricing model yielded an aggregate value of approximately $11,569,000 with a current portion of approximately 1,240,000.

The Company performed the same calculations as of May 31, 2006, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, the Company used an underlying stock price of $1.40 per share; no dividends; a risk free rate of 5.07%, 5.03% and 5.04%, which equals the one, three and five-year yield on Treasury bonds at constant (or fixed); and maturity volatility of 97%. The resulting aggregate allocated value of the warrants as of May 31 2006 equaled approximately $14,094,000. The change in fair value of approximately

$2,525,000 (with a current portion of roughly $518,000) was recorded for the period ended May 31, 2006.

Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders' equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in operating expenses.


NOTE 9.  CONTINGENT LIABILITIES

Island Scallops entered into an Agreement in the 1998 year with two parties, under which Island Scallops was to produce and sell geoduck seed to the two parties. Island Scallops received advance payments from each of the two parties in the 2002 year of approximately $64,140 and recognized related revenue of $43,705 in respect to seed delivered in the 2002 year. The balance of the deposits received (advance payments), net of sales, totaling $119,622, is included in accounts payable and accrued liabilities.

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

As of May 31, 2006, one of the two parties had made claims that we owed to it amounts totaling $89,417. This particular party believed that the agreement required Island Scallops to deliver the product in year one and did not allow Island Scallops to make up any shortfall with product produced in the following year. The balance included in accounts payable and accrued liabilities related to this party is $34,899.

Any additional liability to us, or any reduction of the currently recognized liability, in respect to these deposits will be recorded at the time a conclusion to this matter can be determined.

Neither we nor our wholly owned subsidiary maintain insurance in respect to replacement of its inventory. Consequently, we are exposed to financial losses or failure as a result of this risk.

NOTE 10.  STOCK-COMPENSATION EXPENSE

In October 2005, we engaged Aurelius Consulting to provide marketing and investor relations services. The initial term of the agreement is one year. Aurelius is entitled to receive 25,000 shares of our restricted common stock per quarter during the term of its agreement, in consideration for their services. The shares were valued at $1.45 per share, the closing bid price for shares of our common stock on the date of the contract. Therefore, the total aggregate value of the transaction recognized by the Company in the first quarter of 2006 was $145,000.

At October 21, 2005 and November 11, 2005, our board approved the issuing a total of 25,000 shares of the Company's common stock to The Shemano Group, LLC for preparing a research report for the Company. The shares were valued at $1.50 per share, the closing market bid of our common stock on the date of the resolution. Therefore, the total aggregate value of the transaction recognized by the Company in the first quarter of 2006 was $37,500.

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

Stock Options

In August 2005, our Board of Directors approved the "Edgewater Foods International 2005 Equity Incentive Plan." The Board of Directors reserved 5,000,000 shares of our common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants to Edgewater. As of May 31, 2006, our Board of Directors had authorized the issuance of 282,000 options to employees.

Stock option activity during the nine month period ending May 31, 2006 was as follows:

                                                             Weighted
                                           Number of          Average
                                            Shares          Exercise Price
                                         ---------------------------------
Outstanding, August 31, 2005                    282,000    $         1.50
    Granted                                          --                --
    Exercised                                        --                --
    Forfeited                                        --                --
    Expired                                          --                --
                                         ---------------------------------
Outstanding, May 31, 2006                       282,000    $         1.50
                                         =================================
Exercisable, May 31, 2006                       282,000    $          1.50
                                         =================================

At May 31, 2006, 62,000 of the outstanding options expire in August 2010 with the remaining balance of 220,000 having an expiration date of August 2015.

NOTE 11.  PREFERRED STOCK FINANCING

On April 12, 2006, we completed a private equity financing of $1,062,000 with two accredited investors. Net proceeds from the financing were approximately $952,000. We issued 1,888,000 shares of our Series A Preferred Stock, par value $0.001 per share and stated value of $0.75 per share, at a purchase price of $0.5625 per share. Each investor also received one of each of the following warrants: (i) Series A Warrant, (ii) Series B Warrant, (iii) Series C Warrant,
(iv) Series D Warrant, (v) Series J Warrant, (vi) Series E Warrant, (vii) Series F Warrant, (viii) Series G Warrant, and (ix) Series H Warrant, each to purchase a number of shares of common stock equal to 50% of the number of Series A Preferred Stock purchased, except for the Series J Warrants, which entitled the investor to purchase a number of shares of common stock equal to 100% of the number of shares of Series A Preferred Stock purchased. We issued a total of 9,440,000 Warrants. Each of the Warrants has a term of 5 years, except for the Series J Warrants, which have a term of 1 year.

In connection with the April 12, 2006 financing, we paid cash compensation to a placement consultant in the amount of $84,960 and issued him 188,800 warrants. Each of the placement consultant's warrants allow him to purchase one share of our Series A Preferred Stock, and one half of each of the Series A-I Warrants and one Series J warrant. Each of the placement consultant's warrants to purchase the securities described above is exercisable at a price of $0.5625 per warrant, for a period of three years.

On May 30, 2006, we completed another round of private equity financing of $1,500,000 with one accredited investor pursuant to a Series A Convertible Preferred Stock Purchase Agreement. Net proceeds from this financing were approximately $1,380,000. We issued 2,000,000 shares of our Series A Preferred Stock, stated value of $0.75per share, at a purchase price of $0.75 per share and the investor also received one of each of the following warrants: (i) Series A Warrant, (ii) Series B Warrant, (iii) Series C Warrant, and (iv) Series D Warrant, each to purchase a 1,000,000 shares of Common Stock; therefore, we issued a total of 4,000,000 Warrants. Each of the Warrants has a term of 5 years and is identical to the Series A-D Warrants we issued to investors pursuant to the financing we closed on April 12, 2006 as disclosed in our Current Report on Form 8-K filed on April 14, 2006. Each share of the Series A Preferred Stock is convertible into one fully paid and nonassessable share of our common stock. Pursuant to the Purchase Agreement, the investor was committed to purchase an additional $2,400,000 of our Series A Preferred Stock in subsequent closings to be completed no later than June 30, 2006.

In connection with the May 30, 2006 financing, we paid cash compensation to a placement consultant in the amount of $120,000 and issued him 200,000 warrants. Each of the placement consultant's warrants allow him to purchase one share of our Series A preferred stock, and one half of each of the Series A-D Warrants. Each of the placement consultant's warrants to purchase the securities described above is exercisable at a price of $0.75 per warrant, for a period of 3 years.

NOTE 12.  GOING CONCERN

Prior to the completion of our Preferred Stock Financing (see Note 11 for additional details), our working capital had been primarily financed with various forms of debt. We have suffered operating losses since inception in our efforts to establish and execute our business strategy. As of May 31, 2006 we had a cash balance of approximately $1,370,000. Although management believes that we have adequate funds to maintain our business operations into the next fiscal year and until we become cash flow positive, we are likely to continue to suffer operational losses until the first quarter of our 2007 fiscal year. Until our operations are able to demonstrate and maintain positive cash flows, we may require additional working capital to fund our ongoing operations and execute our business strategy. If we are unable to raise such capital, if it is required, it could raise substantial doubt about our ability to continue as a going concern.

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

NOTE 13.  SUBSEQUENT EVENTS

On June 30, 2006 and July 11, 2006, we completed two final rounds of private equity financing, accepting subscriptions in the aggregate amount of $2,840,000 from nine institutional and accredited investors pursuant to the May 30, 2006 Series A Convertible Preferred Stock Purchase. On June 30, 2006 and July 11, 2006, we entered into separate Joinder Agreements to each of the Series A Convertible Preferred Stock Purchase Agreement and the Registration Rights Agreement, each dated as of May 30, 2006, with each of the new investors which added such investors as additional parties to the May 30, 2006 financing
documents.   Net  cash  proceeds  from  these  two  rounds  were   approximately
$2,659,000. Pursuant to these round two final financings, we issued a total of 3,786,666 shares of our Series A Preferred Stock, stated value of $0.75 per share, at a purchase price of $0.75 per share and each investor also received one of each of the following warrants: (i) Series A Warrant, (ii) Series B Warrant, (iii) Series C Warrant, and (iv) Series D Warrant, each to purchase 1,893,338 shares of Common Stock ; therefore, we issued a total of 7,573,352 Warrants in these two final rounds of financing. Each of the Warrants has a term of 5 years and is identical to the Series A-D Warrants we issued to investors pursuant to the financings we closed on April 12, 2006 and May 30, 2006. Each share of the Series A Preferred Stock is convertible into one fully paid and nonassessable share of our common stock.

In connection with the June 30, 2006 and July 11, 2006 financing, we paid a total placement consultant fee of $217,000. The placement consultant received $160,000 of his fee in securities (as described below) and $57,000 in cash. As a result, we issued the placement consultant 213,333 shares of our Series A Preferred Stock, and one of each of the A-D Warrants, each to purchase 106,667 shares of our Common Stock. The A-D Warrants issued to the placement consultant are identical to the Series A-D Warrants we issued to the investors as described above.

We used a portion of the proceeds of the above referenced private equity financings to repay the entire balance of short-term loan with an authorized limit of $1,451,510 secured by our assets, including a mortgage charge in the amount of $1,451,510 on land and building of the Company, and by a personal guarantee of Robert Saunders, our Chairman, President and CEO, and former sole shareholder of Island Scallops. (For additional information on this note, please see Note 7 - Short Term Debt above)

On June 30, we issued 22,860 shares of common stock to the two accredited investors of our April 12 and May 30, 2006 financings as payment of the semi-annual dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.

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

OVERVIEW

In the second quarter of 2006, we started harvesting our 2004 year class of scallops and began inspecting our 2005 year class of scallops as we prepare to begin moving these scallops to their final grow-out stage in the second half of 2006. We refer to the year-class of scallops based on when the scallops were spawned. Generally, the harvest occurs approximately 22 to 24 months after spawning of the scallops. Originally, we planned to ear-hang our entire 2005 scallop crop, but after inspection of growth rates of the 2004 ear-hung crops and an analysis of labor costs of ear-hanging versus the cost of additional nets we decided to use nets for the final grow-out stage of the 2005 crop.

The 2005 year-class scallops are currently maturing in our tenured growing sites and joint venture locations. We are currently preparing our farm sites for the transfer of these scallops to their final stage large grow-out nets. This transfer will be completed during the summer of 2006 and we anticipate commencing harvesting up to approximately four million 2005 year-class scallops during April of 2007. The 2006 year-class scallop spawning season commenced in March of 2006 and was completed in April 2006. The scallop brood-stock conditioning for these spawning began in mid-December 2005. We expect to begin harvesting the 2006 year-class scallops during the Spring of 2008, however, we could begin harvesting portions of the class sooner if mortality rates (at various points of the growth cycle) are significantly better than our current projection or if growth rates are substantially higher. We anticipate that of the over 350 million larvae that were spawned, at least 10 million scallops could reach full maturity and thus be harvested. The use of DNA based family analysis started in 2005 will continue through 2006, with the goal of breeding high meat yield scallops.

As a result of the above, we believe that the 2005 scallop-class will produce at least $5.5 million of revenue over a twelve month period beginning in April of 2007. We anticipate that the harvest of our 2006 scallop class will eventually result in total revenue of at least $14.0 million over the twelve month period beginning in April 2008. If our mortality rates are better than our current projections, our revenues from the 2005 and 2006 scallop class could be higher, however, conversely if our mortality rates are worse than we anticipate our revenues for this period could be lower than we anticipate. In the near term, the sales of the remainder of our 2004 scallop class between October 2006 and March 2007 are expected to produce more the $1.0 million of revenue. Additionally, we plan on generating additional revenues via the sale of scallop and possibly other shellfish seed.


COMPARISON OF RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED MAY 31, 2006 TO THE THREE AND SIX MONTHS ENDED MAY 31, 2005.

Revenues. Revenues for the three months ended May 31, 2006, were approximately $133,000. We had revenues of approximately $35,000 for the three months ended May 31, 2005. This is an increase of approximately $98,000 or 280%. Revenues for the nine months ended May 31, 2006 were approximately $437,000 as compare to $308,000 for the nine months ended May 31, 2005. This was an increase of approximately $129,000 or 42%. For the three and nine month periods ended May 31, 2006 and 2005, the majority of our revenue resulted from the sale of scallops. The slight increase in our revenue from 2005 to 2006 was due to the increased emphasis on the development and production of larger scallops crops in 2005 and continuing into 2006 as opposed to our prior emphasis on selling our scallops earlier in the growth cycle to generate working capital. Management believes that this emphasis on the development and production of larger scallop crops has positioned the company for revenue growth and that our continued emphasis on expansion of future crops should yield a significant increase in revenues in first part of 2007 and beyond.

Gross profit (loss). Gross loss for the three months ended May 31, 2006, was approximately $37,000, an increase of approximately $43,000 as compared to gross profit of roughly $6,000, for the three months ended May 31, 2005. For the nine months ended May 31, 2006, gross loss was approximately $39,000 as compared to a gross profit of $20,000 for the nine months ended May 31, 2005. The increase in the amount of gross loss for the three and nine months ended May 31, 2006 was mainly attributable to management's decision to focus on the expansion and development of larger scallop crops and larger scallop yields for the crop year 2005 and 2006. As a result, we expended a larger portion of our resources on the maintaining, developing and tending our scallop crops in 2005 and 2006 and are only beginning to see the benefits of our efforts in developing larger and profits.

General and administrative. General and administrative expenses for the three months ended May 31, 2006, were approximately $286,000. Our general and administrative expenses were approximately $51,000 for the three months ended May 31, 2005. This is an increase of approximately $235,000. General and administrative expenses for the nine months ended May 31, 2006, were approximately $394,000. Our general and administrative expenses were approximately $123,000 for the nine months ended May 31, 2005. This is an increase of approximately $271,000. Our general and administrative expenses for the three and nine months ended May 31, 2006 were attributable to costs associated with establishing, building, and supporting our infrastructure and included various consulting costs, legal and accounting fees, compensation paid as result of our recent financing, overhead, realized stock compensation and salaries. We anticipate that these costs will rise as we continue to expand our operations.

Stock compensation expense. During the three months ended May 31, 2006, our Board of Directors did not authorize the issuance of shares of our restricted common stock for compensation. As a result, we did not incur any stock compensation expense for the three months ended May 31, 2006.

We did have an expense of approximately $183,00 during the three months ended November 30, 2005. The expense was for two consulting groups who would provide services to us. As such, we incurred a stock compensation expense of approximately $183,000 for the nine months ended May 31, 2006.

Other income (expense), net. Interest expense for the three months ended May 31, 2006 was approximately $54,000. For the three months ended May 31, 2005, we had interest expense of roughly $50,000. Other income for the three months ended May 31, 2006 was approximately $13,000 as opposed to no other income for the three months ended May 31, 2005. The Company recognized a loss of approximately $2,525,000 which was related to the change in the fair value of warrants issued to three accredited investors in conjunction with preferred stock financings on April 12 and May 30 and the market price of the common stock underlying such warrants at May 31, 2006 No such loss was recorded for the three months ended May 31, 2005. As a result, other expense for the three months ended May 31, 2006 was approximately $2,566,000 as compared to other expense of approximately $50,000 for the three months ended May 31, 2005. This increase was primarily attributed to loss associated with the change in fair value of the recently issued warrants.

Interest expense for the nine months ended May 31, 2006 was approximately $160,000. For the nine months ended May 31, 2005, we had interest expense of roughly $51,000. The Company recognized a loss of approximately $2,525,000 which was related to the change in the fair value of warrants issued to three accredited investors in conjunction with preferred stock financings on April 12 and May 30 and the market price of the common stock underlying such warrants at May 31, 2006 No such loss was recorded for the nine months ended May 31, 2005. Other expense for the nine months ended May 31, 2006 was approximately $501,000 as opposed to no other expense for the nine months ended May 31, 2005. As a result, other expense for the nine months ended May 31, 2006 was approximately $3,186,000 as compared to other expense of approximately $51,000 for the nine months ended May, 2006. This is an increase of more than $3,100,000 is primarily attributed to loss associated with the change in fair value of the recently issued warrants and other expense related to the issuance of 400,000 shares of restricted stock (requiring us to incur non-cash expenses for the issuance of stock of approximately $520,000) to one group in consideration for the extension of the due date on a share term loan to Island Scallops and expenses related to the expansion of our scallop crops and interest expenses related to this term loan.

Net profit (loss). As a result of the above, the net loss for the three and nine months ended May 31, 2006, was approximately $2,929,000 and $3,919,000 as compared to a net loss of approximately $114,000 and $209,000 for the three and nine months ended May 31, 2005. The majority on the increases to the net loss can be attributed to the loss associated with the change in fair value of the recently issued warrants.


Liquidity and Cash Resources. At May 31, 2006 we had a cash balance of approximately $1,372,000. During the three months ended May 31, 2006 we completed two private equity financings that resulted in net proceeds of approximately $2,332,000. These financings contain warrants which if fully exercised could raise approximately an additional $20,470,000. Prior to the three months ended May 31, 2006, our recent expansion had been largely funded by a short term note with a maximum limit of approximately $1,451,000. Previously, we have also relied on short term loans from certain shareholders to assist with our working capital needs and to meet short term cash requirements. We used a portion of our recent private equity financing to repay these short term loans and as a result we will be able to deploy the bulk of the proceeds from our financing toward our business strategy.



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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


(a)      Unregistered Sales of Equity Securities

Information with respect to unregistered sales of equity securities was previously filed on our current report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2006.

(b) Not Applicable.

(c) Not Applicable.

(d) Not Applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) Not Applicable.

(b) Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5. OTHER INFORMATION

(a) During the quarter ended May 31, 2006, we did not submit any matters to a vote of our security holders. However, on July 16, 2006, our Board of Directors approved increasing our authorized capital by 50,000,000 shares of common stock, for a total of 100,000,000 shares of common stock, and amending our articles of incorporation accordingly. A majority of our shareholders (67.87%) also approved, by written consent, these same actions on July 16, 2006. A copy of our articles of incorporation, as amended is attached hereto as exhibit 3.1.

(b)      Not applicable.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this report.

         Exhibit No.         Document
           3.1               Articles of Incorporation, as amended.

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

Date:  July 17, 2006                      EDGEWATER FOODS INTERNATIONAL, INC.

                                          By:

                                      /s/ Robert Saunders
                                          ------------------------
                                          Robert Saunders,
                                          Chief Executive Officer

                                          By:

                                      /s/ Michael Boswell
                                          ------------------------
                                          Michael Boswell,
                                          Acting Chief Accounting Officer

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

Date:  July 17, 2006


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

Date:  July 17, 2006


/s/  Michael Bosell
-------------------------------
Michael Boswell
Acting Chief Accounting Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Edgewater Foods International, Inc. (the "Company") on Form 10-QSB for the period ending May 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Robert Saunders, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.


Date:  July 17, 2006


/s/  Robert Saunders
-----------------------
Robert Saunders,
Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Edgewater Foods International, Inc. (the "Company") on Form 10-QSB for the period ending May 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Michael Boswell, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.


Date:  July 17, 2006


/s/  Michael Boswell
-------------------------------
Michael Boswell,
Acting Chief Accounting Officer