Form 10KSB/A
period 2005-08-31
EDGEWATER FOODS INTERNATIONAL, INC.
filed 2006-10-10
CIK 1231339

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


Indicate by check mark if the registrant is not required to file reports pursuant to Section 12 or Section 15(d) of the Act.

                             YES          X NO
                       ----              -------



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



Indicate by check mark whether the registrant is a shell company (as defined in Ruel 12b-2 of the Exchange Act).

                             YES           X NO
                       ----               -------



The issuer's revenues for its most recent fiscal year were:  $315,869.

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

            Signatures.................................................. Page 66

                                Explanatory Note

We are filing this amendment number 2 to our Annual Report on Form 10-KSB for the year ending August 31, 2005, which was initially filed on December 14, 2005, to respond to comments we have received from the SEC. We filed the first amendment in response to the SEC's comments on July 17, 2006. Pursuant to the SEC's comments, we revised our Annual Report for the year ending August 31, 2005 as follows: (i) described the reasons for our change in inventory carrying costs in the Comparison of Results for the Fiscal Year Ended August 31, 2005 to Fiscal Year Ended August 31, 2004 on page 19; (ii) revised disclosure under the Inventory section of Note 2: Significant Accounting Policies on page 36 to recognize certain inventory costs; (iii) revised our statement of operations for the Fiscal Year Ended August 31, 2005 to reflect the gain of the sale of our tenure as part of our loss for operations and more appropriately account for other line item entries in such statement; (v) revised our disclosure in Note 1
- Basis of Presentation, Organization and Nature of Operations, page 35 to expand our disclosure to clarify information related to the reverse merger transactions we have undergone; (vi) expanded our disclosure in the Government Assistance section of Note 2 - Significant Accounting Policies, page 38 to discuss the nature of certain future conditions under which repayment of government assistance may not be required; (vii) revised our disclosure in the Concentration of Risk section of Note 2 - Significant Accounting Policies, page 39 to specify the revenues attributable to individual customers contributing 10 percent of more of our revenue each year to comply with paragraph 39 of SFAS 131; (viii) expanded our disclosure in the Recent Accounting Pronouncements section of Note 2 - Significant Accounting Policies, page 41 to clarify the impact that the new accounting standards are expected to have on our financial statements and make such disclosure current; (ix) expanded our disclosure in
Note 7 - Short Term Debt, page 44 to clarify the term "first charge" and discuss how much has been accrued to date and when we plan to pay for the liability; (x) revised our disclosure in Note 8 - Forgiveness of Note Due Shareholder, page 45 to discuss the manner by which this item is reflected in each of our financial statements; (xi) revised our disclosure in Note 10 - Contingent Liabilities, page 46 to expand our disclosure to explain the nature of the parties' violation, why we believe that we are entitled to keep the balance of the deposits and why one of the parties believes that they are owned additional funds regarding a sale of geoduck in 2002; (xii) revised our disclosure in Note 12 - Stock-Compensation Expense, page 48 to explain our rationale for valuing 100,000 shares issued to an individual who provided services to your company at par value; (xiii) revised our disclosure in Item 8A. Controls and Procedures, page 50 to conform to the wording and timing requirements of Regulation S-B,
Item 308(c); (xiv) to correct typographical errors in our Statement of Stockholders' Equity for that same year; (xv) since our current auditors completed an unqualified audit of our financial statements for the fiscal year ended August 31, 2004, we updated the independent auditors report for the fiscal year ended August 31, 2005 and labeled the 2004 columns as "audited"; and, (xvi) to remove reference to Non GAAP Financial Measures from Management's Discussion and Analysis since such measure is not associated with discussion of market values. No other information in the Form 10-KSB is being amended by this Amendment. This Amendment continues to speak as of the date of the original filing of the Form 10-KSB and we have not updated the disclosure in this Amendment to speak as of any later date.

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


/s/  LBB & Associates Ltd., LLP
--------------------------------
LBB & Associates, Ltd., LPP
(formerly Lopez, Blevins, Bork & Associates, LLP)
Houston, Texas
November 16, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Edgewater Foods International, Inc.
Qualicum Beach, British Columbia, Canada

We have audited the accompanying consolidated balance sheet of Edgewater Foods International, Inc. as of August 31, 2004, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Edgewater Foods International, Inc. as of August 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with the accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Edgewater Foods International, Inc. will continue as a going concern. As discussed in Note 18 to the financial statements, Edgewater Foods International, Inc. has incurred a net loss from operations for the year ended August 31, 2004 totaling approximately $135,000, has negative net worth approximating $3,847,000 and current liabilities exceed current assets by a significant amount. Edgewater Foods International, Inc. will require additional working capital to develop its business until Edgewater Foods International, Inc. either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Edgewater Foods International, Inc. ability to continue as a going concern. Management's plans regard to this matter are described in Note 18. The accompanying financial statements do not include any adjustments that might results from the outcome of these uncertainties.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP
Houston, Texas
October 2, 2006



                          EDGEWATER FOODS INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET
                            AUGUST 31, 2005 and 2004

                                                                            2005          2004
                                                                      -----------    -----------

ASSETS

Current assets:
     Cash                                                             $       560         12,910
     Accounts receivable                                                     --           25,416
     Loans receivable                                                        --            2,042
     Inventory                                                            540,126           --

     Other current assets                                                  28,520          7,476
                                                                      -----------    -----------

       Total current assets                                               569,206         47,844

Property, plant and equipment                                           1,096,986        620,636

Loans receivable                                                           20,387         17,051

Investments in tenures                                                      3,356          3,032
                                                                      -----------    -----------

     Total assets                                                     $ 1,689,935    $   688,563
                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Checks issued in excess of funds on deposit                      $    38,538    $      --

     Bank indebtedness                                                     65,364           --
     Accounts payable and accrued liabilities                             489,724        276,411
     Short term debt                                                    1,125,141         88,465
     Shareholder debt                                                        --        2,946,789
     Current portion of long term debt                                    959,486        896,336
                                                                      -----------    -----------

     Total Current Liabilities                                          2,678,253      4,208,001

Long term debt                                                            369,632        327,879
                                                                      -----------    -----------

     Total Liabilities                                                  3,047,885      4,535,880
                                                                      -----------    -----------

Stockholders' Equity

     Common stock, no par $0.001, 50,000,000 authorized, 20,585,400
      issued and outstanding at August 31, 2005                             2,059          1,030


     Additional paid in capital                                         3,151,800         (1,029)
     Accumulated deficit                                               (4,341,406)    (3,991,330)
     Accumulated other comprehensive income                              (170,403)       144,012
                                                                      -----------    -----------

     Total Stockholders' Equity                                        (1,357,950)    (3,847,317)
                                                                      -----------    -----------
     Contingent Liabilities
     Total Liabilities and Stockholders' Equity                       $ 1,689,935        688,563
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


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements




                       EDGEWATER FOODS INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED AUGUST 31, 2005


                                                                              Accumulated
                                                                             Other Comprehensive
                                                              Additional       Income -
                                        Common Stock            Paid in      Foreign Exchange      Accumulated
                                 -------------------------
                                  Number          Value         Capital       Adjustment            Deficit         Total
------------------------------- -----------    -----------    -----------    -----------          -----------     -----------

Balance at August 31, 2003       10,300,000    $     1,030    $  (1,029)    $    324,869          $(3,856,445)    $(3,531,575)

Comprehensive loss
  Net income (loss)                                                                                   (134,885)      (134,885)
Foreign exchange adjustment                                                     (180,857)                            (180,857)
                                                                                                                  -----------
Total comprehensive loss                                                                                             (315,742)
                                -----------    -----------    -----------    -----------           -----------    -----------

Balance at August 31, 2004       10,300,000          1,030         (1,029)       144,012            (3,991,330)    (3,847,317)

Comprehensive loss
  Net income (loss)                                                                                   (350,076)      (350,076)


  Foreign exchange adjustment                                                   (314,415)                            (314,415)
                                                                                                                  -----------

Total comprehensive loss                                                                                             (664,491)

Common stock issued for
 services                           100,000             10            (10)                                                 10

   Common stock issued in
   connection with
   recapitalization               8,600,000            860           (860)                                --              860


   Forgiveness of shareholder
   debt                                                         3,153,848

   Common stock issued
   in connection with
   recapitalization               1,585,400            159           (159)


                                -----------    -----------    -----------    -----------           -----------    -----------


Balance at August 31, 2005       20,585,400    $     2,059    $ 3,151,800    $  (170,403)          $(4,341,406)   $(1,357,950)
                                ===========    ===========    ===========    ===========           ===========    ===========



See accompanying summary of accounting policies and notes to financial statements




                       EDGEWATER FOODS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                      YEARS ENDED AUGUST 31, 2005 and 2004


                                                                              2005           2004
                                                                          -----------    -----------

Cash flows from operating activities:

        Net income (loss)                                                 $  (350,076)   $  (134,885)

        Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation, depletion and amortization                             80,435         39,660
          Common stock issued for services                                         10           --
          Bad debt expense                                                        347           --
          Gain on sale of tenure                                                 --         (112,641)
          Loss on settlement of lawsuit                                          --           40,551

        Changes in current assets and liabilities:
          Accounts receivable                                                  25,069           (557)
          Other current assets                                                (21,044)           489
          Loan receivable                                                      (1,294)          --
          Inventory                                                          (540,126)          --
          Accounts payable                                                    221,644         39,247
          Bank overdrafts                                                      38,538           --
          Deferred revenues                                                      --             --
                                                                          -----------    -----------

Net cash used in operating activities                                        (546,497)      (128,136)
                                                                          -----------    -----------

Cash flows from investing activities:

        Payment in settlement of interest in joint venture                       --          (37,547)
        Proceeds on sale of property, plant and equipment                        --           22,234
        Purchase of property, plant and equipment                            (493,018)        (4,884)
        Proceeds on sale of tenure                                               --          112,641
        Decrease in loans receivable                                             --           13,644
                                                                          -----------    -----------

Net Cash provided by (used in) investing activities                          (493,018)       106,088
                                                                          -----------    -----------

Cash flows from financing activities:

        Line of credit, net                                                     6,591           --
        Proceeds from short term debt                                       1,125,247           --
        Payments on short term debt                                           (38,128)          --
        Proceeds of long term debt                                               --          165,207
        Payment of long term debt                                             (25,408)       (98,238)
        Common stock issued for cash                                              860           --
                                                                          -----------    -----------

Net Cash provided by financing activities                                   1,069,162         66,969
                                                                          -----------    -----------

Foreign currency translation effect                                           (41,997)        (1,153)

Net increase in cash                                                          (12,350)        43,768

Cash, beginning of period                                                      12,910        (30,858)
                                                                          -----------    -----------

Cash, end of period                                                       $       560    $    12,910
                                                                          -----------    -----------

Supplemental disclosure of cash flow information

Net cash paid during the year
     Interest                                                             $    60,000    $    33,182
     Income taxes                                                         $         -    $         -

Non-cash transactions
     Forgiveness of shareholder debt                                      $ 3,153,848    $         -


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



/s/  Robert Saunders                                     Dated: October 6, 2006
---------------------
Robert Saunders
Chief Financial Officer, President & Chairman


/s/  Michael Bosell                                      Dated: October 6, 2006
Michael Boswell
Director & Acting Chief Financial Officer


/s/  Douglas C. MacLellan                                Dated: October 6, 2006
--------------------------
Douglas C. MacLellan
Vice  Chairman


/s/  Mark H. Elenowitz                                   Dated: October 6, 2006
----------------------
Mark H. Elenowitz
Director

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



Date: October 6, 2006


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



         Date:  October 6, 2006

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


Date: October 6, 2006

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