Form 10QSB/A
period 2005-11-30
EDGEWATER FOODS INTERNATIONAL, INC.
filed 2006-10-10
CIK 1231339

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


                            US REPRESENTATIVE OFFICE
       5552 West Island Highway, Qualicum Beach, British Columbia, Canada
       ------------------------------------------------------------------
                                     V9K 2C8
                                     -------
                    (Address of principal executive offices)

                                 (250) 757-9811
                                 --------------
                           (Issuer's telephone number)


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

Item 1.  Financial Statements Note:

Balance Sheet at November 30, 2005 (unaudited).................................3

Unaudited Statements of Operations for the three periods ended
 November 30, 2005, and 2004...................................................4

Unaudited Statements of Cash Flows for the
  three  month periods ended November 30, 2005 and 2004........................5

Notes to Financial Statements..................................................6

Item 2 -Management's Discussion and Analysis of Results of Operations
 and Financial Condition.......................................................7

Item 3 - Controls and Procedures............................................. 16

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES......................................17

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................17

Item 5.  OTHER INFORMATION....................................................18

Item 6.  EXHIBITS.............................................................18

                                EXPLANATORY NOTE

We are filing this amendment number 2 to our Quarterly Report on Form 10-QSB for the quarter ended November 30, 2005, which was initially filed on January 17, 2006, to ensure that information presented in all of our filings is consistent since we also filed amendments to our Annual Report on Form 10-KSB for the year ending August 31, 2005 on July 17, 2006 and on this same day, as well as amendments to our Quarterly Report on Form 10-QSB for the quarter ending February 28, 2006. Specifically, we (i) revised the line items Additional Paid in Capital and Accumulated other comprehensive income; (ii) revised disclosure contained in the Notes to our Financial Statements to be consistent with similar disclosure in our other reports; (iii) revised disclosure under the Inventory section of Note 2: Significant Accounting Policies on page 8 to recognize certain inventory costs; (iv) revised our disclosure in Note 1 - Basis of Presentation, Organization and Nature of Operations, page 7 to expand our disclosure to clarify information related to the reverse merger transactions we have undergone; (v) expanded our disclosure in the Government Assistance section of Note 2 - Significant Accounting Policies, page 10 to discuss the nature of certain future conditions under which repayment of government assistance may not be required; (vi) expanded our disclosure in the Recent Accounting Pronouncements section of Note 2 - Significant Accounting Policies, page 12 to clarify the impact that the new accounting standards are expected to have on our financial statements and make such disclosure current; (vii) expanded our disclosure in Note 7 - Short Term Debt, page 15 to clarify the term "first charge" and discuss how much has been accrued to date and when we plan to pay for the liability; (viii) revised our disclosure in Note 9 - Contingent Liabilities, page 17to expand our disclosure to explain the nature of the parties' violation, why we believe that we are entitled to keep the balance of the deposits and why one of the parties believes that they are owned additional funds regarding a sale of geoduck in 2002; (ix) revised our disclosure in Item 3 Controls and Procedures, page 21 to conform to the wording and timing requirements of Regulation S-B, Item 308(c); (xi) corrected a typographical error in the Stockholders Deficit portion of our Balance Statement; and, (xii) revised Note 5 - Investment in Other Assets (Tenures), page 14 to discuss the implications of late or non-payments to the government on our ability to renew shellfish tenures. No other information in the Form 10-QSB is being amended by this Amendment. This Amendment continues to speak as of the date of the original filing of the Form 10-QSB and we have not updated the disclosure in this Amendment to speak as of any later date.

                         PART I - FINANCIAL INFORMATION
                          EDGEWATER FOODS INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                                NOVEMBER 30, 2005


ASSETS

Current assets:
     Cash                                                           $       153
     Accounts receivable,                                                36,995
     Inventory                                                          713,177
     Other current assets                                                25,037
                                                                    -----------

       Total current assets                                             775,362

Property, plant and equipment, net                                    1,088,609

Loans receivable                                                         19,466

Investments in other assets                                               3,421
                                                                    -----------

     Total assets                                                   $ 1,886,858
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Checks issued in excess of funds on deposit                    $    50,502
     Bank indebtedness                                                   66,616
     Short term debt                                                  1,391,128
     Current portion of long term debt                                  956,058
     Accounts payable and accrued liabilities                           558,859
                                                                    -----------

     Total Current Liabilities                                        3,023,163

Long term debt                                                          393,067
                                                                    -----------

     Total Liabilities                                                3,416,230
                                                                    -----------

Stockholders' Deficit
     Common stock, no par $0.001, 25,000,000 authorized,
     20,560,400 issued and outstanding at November 30, 2005               2,056


     Additional Paid in Capital                                       3,334,300
     Accumulated Deficit                                             (4,672,148)
     Accumulated other comprehensive income -                          (193,580)

      foreign exchange adjustment
                                                                    -----------

     Total Stockholders' Deficit                                    $(1,529,372)
                                                                    -----------

     Total Liabilities and Stockholders' Deficit                    $ 1,886,858
                                                                    ===========

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements




                          EDGEWATER FOODS INTERNATIONAL
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      THREE MONTH PERIOD ENDING NOVEMBER 30
                                   (UNAUDITED)




                                                              2005                            2004
                                                  ------------------------------ -------------------------------
                                                           (unaudited)                    (unaudited)


Revenue                                            $          160,035             $         135,082
Cost of goods sold                                            171,733                        90,204
                                                  ------------------------------ -------------------------------

Gross profit (loss)                                           (11,698)                       44,878
                                                  ------------------------------ -------------------------------

Expenses:
      General and administrative
        expenses                                               43,411                        33,215
      Salaries and benefits                                    44,016                        12,250
      Stock compensation expense                              182,500                          --
                                                  ------------------------------ -------------------------------

                           Total                              269,627                        45,465
                                                  ------------------------------ -------------------------------

Loss from operations                                         (281,325)                         (587)
                                                  ------------------------------ -------------------------------

Other income (expense):
      Interest (expense), net                                 (53,519)                       (8,499)
      Other income                                              4,102                          --
                                                  ------------------------------ -------------------------------

                Other income (expense), net                   (49,417)                       (8,499)
                                                  ------------------------------ -------------------------------

Net income (loss)                                  $         (330,742)            $          (9,086)
                                                  ============================== ===============================

Foreign currency translation                                  (23,177)                         (446)


Total Comprehensive Loss                           $         (353,919)                        9,532)
                                                  ===================            ======================

Net income (loss) per Share
      Basic and diluted                            $            (0.02)            $           (0.00)

Weighted average shares outstanding
      Basic and diluted                                    20,564,246                    10,300,000


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements



                          EDGEWATER FOODS INTERNATIONAL
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                         THREE MONTHS ENDED NOVEMBER 30
                                  (UNADUDITED)


                                                                 2005        2004
                                                             ---------    ---------
                                                             (unaudited)  (unaudited)

Cash flows from operating activities:


     Net income (loss)                                       $(330,742)   $  (9,086)

     Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation, depletion and amortization                 79,869       49,820

       Common stock issued for services                        182,500         --

     Changes in current assets and liabilities:

       Accounts receivable                                     (36,995)      (7,080)

       Prepaid expenses                                          3,483         --

       Other current assets                                       --          4,026

       Loan receivable                                             921        1,821

       Inventory                                              (173,051)        --

       Accounts payable                                         69,135      (26,730)

       Bank overdrafts                                          11,964         --
                                                             ---------    ---------


Net cash used in operating activities                         (192,916)      12,771
                                                             ---------    ---------

Cash flows from investing activities:


     Purchase of property, plant and equipment                  (2,499)     (46,180)
                                                             ---------    ---------


Net Cash provided by (used in) investing activities             (2,499)     (46,180)
                                                             ---------    ---------

Cash flows from Financing activates:


     Line of credit, net                                         1,252         --
     Proceeds from short term debt                             244,433      120,491

     Proceeds of long term debt                                  1,069         --

     Payment of long term debt                                  (6,523)      (5,263)
                                                             ---------    ---------

Net Cash provided by financing activities                      240,231      115,228
                                                             ---------    ---------


Foreign currency translation effect                            (45,223)       4,693


Net increase in cash                                              (407)      86,512


Cash, beginning of period                                          560       13,683
                                                             ---------    ---------


Cash, end of period                                          $     153    $ 100,195
                                                             =========    =========

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


On June 29, 2005, Edgewater, a private holding company established under the laws of Nevada in order to acquire assets in the aquaculture industry, issued 10,300,000 shares of common stock in exchange for a 100% equity interest in Island Scallops, Ltd. As a result of the share exchange, Island Scallops, Ltd. become the wholly own subsidiary of Edgewater. As a result, the shareholders of Island Scallops owned a majority (54.21%) of the voting stock of Edgewater Foods International, Inc. The transaction was regarded as a reverse merger whereby Island Scallops was considered to be the accounting acquirer as its shareholders retained control of Edgewater Foods after the exchange, although Edgewater is the legal parent company. The share exchange was treated as a recapitalization of Edgewater Foods. As such, Island Scallops (and its historical financial statements) is the continuing entity for financial reporting purposes.

On August 15, 2005, we completed a reverse acquisition of Heritage Management Corporation, a public shell company as that term is defined in Rule 12b-2 of the Exchange Act, established under the laws of Nevada on June 12, 2000. To accomplish the share exchange we issued 19,000,000 shares of common stock on a one to one ratio for 100% equity interest in Edgewater Foods. Per the terms of the Share Exchange and Bill of Sale of Heritage Funding Corporation and E. Lee Murdoch, Heritage was delivered with zero assets and zero liabilities at time of closing. Following the reverse acquisition, we changed the name of Heritage Management Corporation to "Edgewater Foods International, Inc." The transaction was regarded as a reverse merger whereby Edgewater was considered to be the accounting acquirer as it retained control of Heritage after the exchange. Although the Company is the legal parent company, the share exchange was treated as a recapitalization of Edgewater. Edgewater is the continuing entity for financial reporting purposes. The Financial Statements have been prepared as if

Edgewater had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.


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


The Company has received government assistance in the foam of loans, for which repayment may not be required if the we fail to meet sufficient future revenue levels to repay these loans based on a percentage of gross sales for certain products over a defined period of time. Such assistance received by the Company is initially recorded as a liability, until such time as all conditions for forgiveness are met, and is then recognized as other income in that period.


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


NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at November 30, 2005 consisted of the following:



                                         Accumulated    Net Book
                             Cost        Amortization   Value
                            ------------------------------------

Land                        $  215,514   $     --     $  215,514
Buildings                      423,772      210,868      212,904
Seawater piping and tanks      425,556      246,509      179,047
Boats and Barge                220,065       95,121      124,944
Field equipment                969,142      622,393      346,749
Office equipment                12,961       11,528        1,433
Vehicles                        34,327       30,839        3,488
Computer equipment               7,984        3,454        4,530
                            ------------------------------------
                            $2,309,321   $1,220,712   $1,088,609


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

Included in accounts payable and accrued liabilities at November 30, 2005 is an amount of $112,767 related to deposits paid by two third parties in respect to an agreement to purchase geoduck seed from the Company (for additional information see Note 9 - Contingent Liabilities).

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

NOTE 7.  SHORT TERM DEBT

Included in short-term notes payable is a loan with an authorized limit of $1,282,818 secured by the assets of the Company, including a mortgage charge in the amount of $1,282,818 on land and building of the Company, and by a personal guarantee of Robert Saunders, our Chairman, President and CEO, and former sole shareholder of Island Scallops. The note bears interest at a rate of 1% per month, payable monthly, and is due April 1, 2006. During the three months ended November 30, 2005, the Company borrowed an additional $244,433 for working capital requirements. Therefore, as of November 30, 2005, $1,254,961 of the authorized limited had been lent to the Company's wholly owned subsidiary, Island Scallops.


Included in short-term debt at November 30, 2005 is estimated royalties of $56,918 payable to a third party from whom the former sole shareholder of Island Scallops originally acquired the shares of Island Scallops. The 1992 share purchase agreement (for Island Scallops) provided that the third party was to receive from the Company 3% of revenues of the Company as earned, on a quarterly basis, throughout the period from December 1, 1992 to November 30, 2002. The third party holds a first charge (or first lien) over inventory of the Company (including broodstock) in the amount of $299,324 in support of its royalty entitlement. The third party has not taken further action to enforce payment of the arrears liability. To date, we have accrued the entire balance of $57,994 as a current liability and we plan to pay it with available funds in the near future.


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

These consolidated financial statements include two bank loans for Island Scallops. The first bank loan is repayable at $1,069 per month, plus interest calculated at the floating base rate of the Business Development Bank of Canada plus 1.5% annum, is due February 23, 2009, and is secured by a General Security Agreement over the assets of the Company's wholly owned subsidiary (Island Scallops), a mortgage charge on Island Scallop's real property and a personal guarantee of $42,761 by our Chairman, President and CEO, and former sole shareholder of Island Scallops. At November 30, 2005, the principal due is $41,692. The second bank loan is repayable at $446 per month plus interest calculated at (Canadian) prime plus 3% per annum, is unsecured and is due October 23, 2007. At November 30, 2005, the principal due is $10,764.

As a result, at August 31, 2005, the Company had $1,349,125 of long-term debt less a current portion of $956,058 for a balance of $393,067.

NOTE 9.  CONTINGENT LIABILITIES


The Company's wholly owned subsidiary, Island Scallops, entered into an Agreement in the 1998 year with two parties, under which Island Scallops was to produce and sell geoduck seed to the two parties. Island Scallops received advance payments from each of the two parties in the 2002 year of approximately $64,140 and recognized related revenue of $43,705 in respect to seed delivered in the 2002 year. The balance of the deposits received (advance payments), net of sales, totaling $112,767, is included in accounts payable and accrued liabilities.

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

Stock Options

In August 2005, our Board of Directors approved the "Edgewater Foods International 2005 Equity Incentive Plan." The Board of Directors reserved 5,000,000 shares of Edgewater's common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants to Edgewater. As of August 31, 2005, our Board of Directors had authorized the issuance of 282,000 options to employees.

Stock option activity during the three month period ending November 30, 2005 was as follows:

                                                            Weighted Average
                                          Number of          Exercise Price
                                            Shares
                                         -----------------------------------
Outstanding, August 31, 2005                   282,000      $
                                                                        1.50
    Granted                                         --                   --
    Exercised                                       --                   --
    Forfeited                                       --                   --
    Expired                                         --                   --
                                         -----------------------------------
Outstanding, November 30, 2005                 282,000      $
                                                                        1.50
                                         ===================================
Exercisable, November 30, 2005                 282,000      $           1.50
                                         ===================================

At November 30, 2005, 62,000 of the outstanding options expire in August 2010 with the remaining balance of 220,000 having an expiration date of August 2015.

NOTE 11.  GOING CONCERN

As of November 30, 2005, the Company's working capital has been primarily financed with various forms of debt. The Company has suffered operating losses since its inception in its efforts to establish and execute its business strategy. The Company anticipates that it will continue to require additional working capital to fund its ongoing operations and execute its business strategy. If the Company does not continue to raise such required capital it would raise substantial doubt about the Company's ability to continue as a going concern.

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

Gross profit (loss). Gross loss for the three months ended November 30, 2005, was approximately $12,000, an increase of approximately $47,000 as compared to gross profit of roughly $45,000, for the three months ended November 30, 2004. The increase in the amount of gross loss was mainly attributable to management's decision to focus on the expansion and development of larger scallop crops and larger scallop yields for the crop year 2005 and 2006. As a result, the Company expended a larger portion of its resources on the maintaining, developing and tending our 2005 and 2006 scallop crops.

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

Other income (expense), net. Interest expense for the three months ended November 30, 2005 was approximately $54,000. For the three months ended November 30, 2005, the Company generated other income of approximately $4,000. Interest expense for the three months ended November 30, 2004 was approximately $8,500. As a result, other expense for the three months ended November 30, 2005 was approximately $50,000 as compared to other expense of approximately $8,500 for the three months ended November 30, 2004. This is an increase of approximately $41,500 primarily attributed to expenses related to the expansion of the Company's scallop crops.

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

Date:  October 6, 2006                    EDGEWATER FOODS INTERNATIONAL, INC.

                                            By:

                                            /s/  Robert Saunders
                                                 ------------------------
                                                 Robert Saunders,
                                                 Chief Executive Officer

                                            By:

                                            /s/  Michael Boswell
                                                 ------------------------
                                                 Michael Boswell,
                                                 Acting Chief Financial Officer

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

Date: October 6, 2006

/s/  Robert Saunders
------------------------
Robert Saunders
Chief Executive Officer

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

Date: October 6, 2006

/s/  Michael Boswell
------------------------------
Michael Boswell
Acting Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Edgewater Foods International, Inc. (the "Company") on Form 10-QSB for the period ending November 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Robert Saunders, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.


Date: October 6, 2006

/s/  Robert Saunders
-----------------------
Robert Saunders,
Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Edgewater Foods International, Inc. (the "Company") on Form 10-QSB for the period ending November 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Michael Boswell, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.


Date: October 6, 2006


/s/  Michael Boswell
------------------------------
Michael Boswell,
Acting Chief Financial Officer