Form 10QSB/A
period 2006-02-28
EDGEWATER FOODS INTERNATIONAL, INC.
filed 2006-10-10
CIK 1231339

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES......................................17

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................17

Item 5.  OTHER INFORMATION....................................................18

Item 6.  EXHIBITS.............................................................18

                                EXPLANATORY NOTE

We are filing this amendment number 2 to our Quarterly Report on Form 10-QSB for the quarter ended February 28, 2006, which was initially filed on April 14, 2006, to ensure that information presented in all of our filings is consistent since we also filed an amendment to our Annual Report on Form 10-KSB for the year ending August 31, 2005 and our Quarterly Report on Form 10-QSB for the quarter ending November 30, 2005 on this same date. Specifically, we are filing this Amendment 2 to correct a typographical error in the Stockholders Deficit portion of our Balance Statement. Our first amendment to this Quarterly Report was filed on July 17, 2006 to revise the document as follows: (i) revised the line items Additional Paid in Capital and Accumulated other comprehensive income; (ii) revise disclosure contained in the Notes to our Financial Statements to be consistent with similar disclosure in our other reports; (iii) revised disclosure under the Inventory section of Note 2: Significant Accounting Policies on page 7 to recognize certain inventory costs; (iv) revised our disclosure in Note 1 - Basis of Presentation, Organization and Nature of Operations, page 6 to expand our disclosure to clarify information related to the reverse merger transactions we have undergone; (v) expanded our disclosure in the Government Assistance section of Note 2 - Significant Accounting Policies, page 9 to discuss the nature of certain future conditions under which repayment of government assistance may not be required; (vi) expanded our disclosure in the Recent Accounting Pronouncements section of Note 2 - Significant Accounting Policies, page 11 to clarify the impact that the new accounting standards are expected to have on our financial statements and make such disclosure current; (vii) expanded our disclosure in Note 7 - Short Term Debt, page 14 to clarify the term "first charge" and discuss how much has been accrued to date and when we plan to pay for the liability; (viii) revised our disclosure in Note 9 - Contingent Liabilities, page 16 to expand our disclosure to explain the nature of the parties' violation, why we believe that we are entitled to keep the balance of the deposits and why one of the parties believes that they are owned additional funds regarding a sale of geoduck in 2002; (ix) revised our disclosure in Item 3 Controls and Procedures, page 21 to conform to the wording and timing requirements of Regulation S-B, Item 308(c); (x) revised
Note 5 - Investment in Other Assets (Tenures), page 13 to discuss the implications of late or non-payments to the government on our ability to renew shellfish tenures; and (xi) revised Note 10 - Stock Compensation Expense, page 17 to properly record the expense related to the issuance of certain shares. No other information in the Form 10-QSB is being amended by this Amendment. This Amendment continues to speak as of the date of the original filing of the Form 10-QSB and we have not updated the disclosure in this Amendment to speak as of any later date.

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
                                                           -----------

Stockholders' Deficit
     Common stock, no par $0.001, 25,000,000 authorized,
       20,960,400 issued and outstanding at
       February 28, 2006                                         2,096


     Additional Paid in Capital                              3,854,300
     Accumulated Deficit                                    (5,330,880)
     Accumulated other comprehensive income -                 (221,563)

      foreign exchange adjustment
                                                           -----------

     Total Stockholders' Deficit                            (1,696,047)
                                                           -----------

     Total Liabilities and Stockholders' Deficit           $ 1,980,775
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


On June 29, 2005, Edgewater, a private holding company established under the laws of Nevada in order to acquire assets in the aquaculture industry, issued 10,300,000 shares of common stock in exchange for a 100% equity interest in Island Scallops, Ltd. As a result of the share exchange, Island Scallops become the wholly own subsidiary of Edgewater. As a result, the shareholders of Island Scallops owned a majority (54.21%) of the voting stock of Edgewater. The transaction was regarded as a reverse merger whereby Island Scallops was considered to be the accounting acquirer as its shareholders retained control of Edgewater after the exchange, although Edgewater is the legal parent company. The share exchange was treated as a recapitalization of Edgewater. As such, Island Scallops (and its historical financial statements) is the continuing entity for financial reporting purposes.

On August 15, 2005, we completed a reverse acquisition of Heritage Management Corporation, a public shell company as that term is defined in Rule 12b-2 of the Exchange Act, established under the laws of Nevada on June 12, 2000. To accomplish the share exchange we issued 19,000,000 shares of common stock on a one to one ratio for 100% equity interest in Edgewater. Per the terms of the Share Exchange and Bill of Sale of Heritage Funding Corporation and E. Lee Murdoch, Heritage was delivered with zero assets and zero liabilities at the time of closing. Following the reverse acquisition, we changed the name of Heritage Management Corporation to "Edgewater Foods International, Inc." The transaction was regarded as a reverse merger whereby Edgewater was considered to be the accounting acquirer as it retained control of Heritage after the exchange. Although Edgewater is the legal parent company, the share exchange was treated as a recapitalization of Edgewater. Edgewater is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Edgewater had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

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

In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions) ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance, SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005, and as required, we adopted it in this second quarter of the 2006 fiscal year. We do not currently believe that the adoption of SFAS No. 153 will have a material impact on our consolidated financial statements.

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