Form 10QSB/A
period 2006-05-31
EDGEWATER FOODS INTERNATIONAL, INC.
filed 2006-10-10
CIK 1231339

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES......................................17

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................17

Item 5.  OTHER INFORMATION....................................................18

Item 6.  EXHIBITS.............................................................18

                                EXPLANATORY NOTE

We are filing this amendment number 1 to our Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006, which was initially filed on July 17, 2006, to revise the following line items in the balance sheet for this same quarter:
Accumulated deficit and Accumulated other comprehensive income. We also corrected a typographical error in the Stockholders Deficit portion of our Balance Statement. We are also filing this Amendment to ensure that information presented in all of our filings is consistent since we also filed an amendment to our Annual Report on Form 10-KSB for the year ending August 31, 2005 on July 17, 2006 and on this same day, as well as amendments to our Quarterly Report on Form 10-QSB for the quarters ending November 30, 2005 and February 28, 2006. No other information in the Form 10-QSB is being amended by this Amendment. This Amendment continues to speak as of the date of the original filing of the Form 10-QSB and we have not updated the disclosure in this Amendment to speak as of any later date.

PART I - FINANCIAL INFORMATION

                          EDGEWATER FOODS INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                                  MAY 31, 2006


ASSETS

Current assets:
     Cash                                                          $  1,371,392
     Accounts receivable, net                                            16,176
     Inventory                                                          986,850
     Other current assets                                                94,305
                                                                   ------------

       Total current assets                                           2,468,723

Property, plant and equipment, net                                    1,249,556

Investments in other assets                                               3,629
                                                                   ------------

     Total assets                                                  $  3,721,908
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank indebtedness                                             $      4,536
     Short term debt                                                  1,932,311
     Current portion of warrant liabilities                           1,757,884
     Current portion of long term debt                                1,014,169
     Accounts payable and accrued liabilities                           312,342
                                                                   ------------

     Total current liabilities                                        5,021,242

Warrant liabilities, net current portion                             12,336,175
Long term debt, net current portion                                      45,259

     Total liabilities                                               17,402,676
                                                                   ------------

Stockholders' deficit

     Series A Preferred  stock,  par $0.001,10,000,000
     authorized, 3,888,000 issued and outstanding at May 31, 2006         3,888
     Common stock, par $0.001, 100,000,000 authorized,
     20,960,400 issued and outstanding at May 31, 2006                    2,096

     Additional paid in capital                                               0
     Accumulated deficit                                            (13,412,932)

     Accumulated other comprehensive income -                          (273,820)

      foreign exchange adjustment
                                                                   ------------

     Total stockholders' deficit                                    (13,680,768)
                                                                   ------------

     Total liabilities and stockholders' deficit                   $  3,721,908
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


Date:  October 6, 2006


/s/  Michael Boswell
-------------------------------
Michael Boswell,
Acting Chief Accounting Officer