Form 10KSB
period 2006-08-31
EDGEWATER FOODS INTERNATIONAL, INC.
filed 2006-11-28
CIK 1231339

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the Fiscal Year Ended August 31, 2006

                         Commission File Number 0-50092

                       EDGEWATER FOODS INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

             Nevada                                            20-3113571
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)
--------------------------------------------------------------------------------

5552 West Island Highway, Qualicum Beach, British Columbia, Canada      V9K 2C8
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (250) 757-9811
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock and
Series A Convertible Preferred

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

                  X    YES                         NO
                ----                           -------


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             YES                        X NO
                       ----                          ---------

The issuer's revenues for its most recent fiscal year were:  $527,623.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of November 27, 2006 was $9,567,496 (computed by multiplying the closing sales price for our common stock on such date by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such people are affiliates of the registrant).

The number of shares of our common stock outstanding on November 27, 2006 was 21,049,926.

                                TABLE OF CONTENTS

                                     PART I
Item 1           Description of Business............................... Page 5
Item 2           Description of Property............................... Page 14
Item 3           Legal Proceedings..................................... Page 16
Item 4           Submission of Matter to a Vote of Security Holders.... Page 16

                                     PART II
Item 5           Market for Common Equity, Related Stockholder Matters
                 and Small Business Issuer Purchases of Equity
                 Securities............................................ Page 17
Item 6           Management's Discussion and Analysis or Plan of
                 Operation............................................. Page 22
Item 7           Financial Statements.................................. Page F-1
Item 8           Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure................... Page 30
Item 8A          Controls and Procedures............................... Page 30

                                    PART III
Item 9           Directors and Executive Officers of the Registrant.... Page 32
Item 10          Executive Compensation................................ Page 37
Item 11          Security Ownership of Certain Beneficial Owners, and
                 Management and Related................................
                 Stockholder Matters...........                         Page 40
Item 12          Certain Relationships and Related Transactions........ Page 42
Item 13          Exhibit List and Reports on Form 8-K.................. Page 43
Item 14          Principal Accountants Fees and Services............... Page 46

                 Signatures............................................ Page 46

                                     PART I.

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING INFORMATION

From time to time, we may make written statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to uncertainties associated with the following:

         (a) volatility or decline of our stock price;

         (b) potential fluctuation in quarterly results;

         (c) our failure to earn revenues or profits;

         (d) inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;

         (e) inadequate capital to continue business;

         (f) changes in demand for our products and services;

         (g) rapid and significant changes in markets;

         (h) litigation with or legal claims and allegations by outside parties; or

         (i) insufficient revenues to cover operating costs.

There is no assurance that we will be profitable, we may not be able to successfully develop, manage or market our products and services, we may not be able to attract or retain qualified executives and technology personnel, our products and services may become obsolete, government regulation may hinder our business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the our businesses.

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB and any Current Reports on Form 8-K filed by us. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statement above.

ITEM 1.       DESCRIPTION OF BUSINESS

OVERVIEW

We were incorporated under the laws of the State of Nevada on June 12, 2000, with the name Heritage Management Corporation. In August 2005, we entered into a share exchange agreement with Edgewater Foods International, Inc., the parent company of Island Scallops Ltd. an aquaculture company located in Vancouver Island, British Columbia. As a result of the Share Exchange, Edgewater became our wholly owned subsidiary and Edgewater's shareholders became the owners of the majority of our voting stock. Pursuant to the terms of the Share Exchange Agreement, Edgewater's officers and directors were appointed as our officers and directors. Additionally, we changed our name from Heritage Management, Inc. to Edgewater Foods International, Inc.

Our wholly owned subsidiary, Edgewater Foods International Inc., a Nevada Corporation, is the parent company of Island Scallops Ltd., a Vancouver Island aquaculture company. Island Scallops was established in 1989 and for over 17 years has successfully operated a scallop farming and marine hatchery business. Island Scallops is dedicated to the farming, processing and marketing of high quality, high value marine species: scallops and sablefish. Scallop farming is relatively new to North America and Island Scallops is the only producer of both live-farmed Pacific scallops and live sablefish (or blackcod). Given Island Scallops' unique hatchery technology and extensive research and development, we believe that there is currently no significant competition for these marine species. Island Scallops is committed to rapidly expanding production and profits while continuing to finance the aggressive growth of the company and maintaining a healthy respect for the marine environment.

Edgewater acquired Island Scallops in June 2005 through a tax free share exchange. Island Scallops was established in 1989 to commercialize Canadian government research on scallop aquaculture. Island Scallops' hatchery operations have diversified to produce other species of shellfish such as mussels, clams, geoducks and oysters. Island Scallops has also investigated the culture of halibut, spot prawn, sea urchin and abalone. Island Scallops is the first hatchery to successfully produce sablefish juveniles for commercial grow-out.

Currently, Island Scallops' primary product is farmed pacific scallops for sale in the west coast of North America. Island Scallops offers a variety of other products and services to the industry including aquaculture equipment, consulting, research and development, and custom processing and marketing. Internationally, Island Scallops has collaborated with both Japanese and Moroccan fisheries interests.

On August 30, 2006, we filed a Form 8-A to register our common stock and series A preferred stock pursuant to Section 12(g) of the Act and we therefore ceased being a voluntary filer.

KEY CORPORATE OBJECTIVES

Our key business development objectives over the next 36 months are to: expand scallops sales and begin blackcod production using both existing and new infrastructure at our facilities in Qualicum Beach, Canada, that we anticipate will allow us to reach annual sales of approximately US$18.4 million and earnings of approximately US$6 million by the end of 2008 (on scallops sales alone). We plan to implement this significant expansion through the following five initiatives:


     o Produce at least 15 million scallops of our 2006 scallop class, which we will start harvesting in the spring of 2008.

     o Capitalize on the high demand for sablefish in foreign markets by entering into the blackcod market in the next 2 to 3 years.

     o    Expand   current    distribution   by   establishing   new   strategic
          relationships with 10-15 American fisheries importers in Seattle, Portland, San Francisco, San Jose, and Los Angeles in 2007.

     o During 2007, rapidly increase farm production with a projected minimum 2007 scallop class of at least 50 million which we will begin to harvest in early 2009.

     o Produce more than 200 million scallop seeds in 2008, with a projected 2008 scallop class of at least 100 million scallops.


MARKETING AND DISTRIBUTION

Our marketing and distribution strategy for Island Scallops is focused on developing and maintaining long-term relationships with distribution channel members. Island Scallops also strives to differentiate its products to achieve consistent supply and quality. Island Scallops believes the scallop market effectively functions as a commodity market and therefore, relationships with distributors are important. To develop these relationships, Island Scallops has identified key purchasing criteria for the distributors: price, quality and consistent farmed supply. In the short term, Island Scallops intends to adopt a pricing policy equal to the market wholesale prices. In other words, we do not intend to set any promotional or premium prices for either the whole or shucked product, but instead intend to sell our products at the market rate. This would mean Island Scallops' products would compete on other factors, such as supply and consistent quality.

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

Island Scallops has also developed a unique live holding system for use with our distribution model. This system allows Island Scallops to deliver live product directly to seafood suppliers and individual restaurants.

CURRENT PRODUCTS

Island Scallops currently focuses exclusively on aquaculture products and is not involved in wild fisheries. All seafood products are produced in private hatcheries and grown on ocean farm sites. Currently, the Pacific Scallop is the only product that Island Scallops produces, grows, processes and markets. Island Scallops has, however, produced a variety of other shellfish species including the Pacific oyster, European flat oyster, Manila clam, eastern blue mussel, Mediterranean mussel, rock scallop, geoduck clam and sea urchin, which in the past we have sold to third party shellfish farmers. Additionally, our hatchery has produced and is capable of producing a variety of shellfish seed (for grow-out and sale by our companies) including mussel, oysters and geoduck as well as scallop seed.

Island Scallops has been a leader in marine hatchery technology for the past 17 years. Island Scallops has developed proprietary hatchery techniques for a number of marine species, most notably the hybridizing of the Pacific Scallop and becoming the first company to produce commercial quantities of sablefish juveniles. Both of these breakthroughs have required many years of research and considerable investment. In the case of sablefish, which is a cold-water fish that spawns at depths of 800 - 2400 ft, a variety of techniques were required to successfully mature, spawn, incubate and rear the larvae. In addition, there were technical difficulties associated with egg and yolk sac incubation (as well as larvae rearing and weaning) that were resolved using proprietary technology developed at Island Scallops. Island Scallops was only able to reach its goal of commercially farming sablefish with over 8 years of dedicated research and capital investment of approximately US$2.4 million. We intend to begin significant further commercialization of sablefish in the next two to three years, provided we are able to finance the expansion of this product which we estimate will require at least $5.0 million of capital.

SCALLOP OVERVIEW

Island Scallops' main product is the "Pacific Scallop", which is a hybrid of the imported Japanese scallop and the local weathervane scallop. Between 1993 and 1999, Island Scallops developed this new scallop using Japanese scallops that were imported under quarantine in the early 1990's. This unique scallop is marketed as the Pacific scallop and is the largest scallop in the world, reaching sizes of 15 cm and 500 grams. The scallop species farmed by Island Scallops, has a proven record of being disease resistant, with a 95% survival rate during the grow-out phase. We have the necessary farming infrastructure to significantly increase our scallop production to a minimum of 15 million scallops annually beginning with the 2006 scallop class which will begin its harvest in early 2008. Given the high worldwide demand for scallops, Island Scallops is poised to rapidly expand production and significantly increase revenues and earnings.

The Pacific Scallop is sold live in four sizes, extra small, small, medium and large. Pricing ranges from a low of US$1.20 per pound to $4.00 per pound for the larger sized scallops. Previously, Island Scallops also produced shucked meats with or without roe. However, due to the large demand and high value for live scallops, meat product was discontinued and the focus switched to the sale of live scallops.

The basis for our anticipated scallop farming production increase stems from a combination of our tenure expansion, our recent financing, improved grow-out techniques and our transition to a combination of "lantern-style" netting and ear-hanging methods. Scallops culture utilizes two styles of small cages referred to as "pearl nets and lantern nets." Pearl nets are shaped like a pyramid with a 35 by 35 cm square base and grow small scallops from 2-3 mm to 10mm. The 10-mm scallops are grown in cylindrical nets called lantern nets and are 60 cm in diameter and 1.2 meters deep containing 12 layers. Once the scallops reach 5cm they can be grown to harvest using a method called "earhanging" or be grown out in lantern nets. Our Hindoo Creek and Deep Bay tenures have been approved for expansion and once expansion of our Denman tenure is approved, which we believe will occur by the second or third quarter of our next fiscal year, we will be able to increase capacity to approximately 25,000,000 animals per annum. Thereafter, we intend to further expand our Bowser tenure in 2007, which would supply us with the capacity to produce additional 30-50 million animals at harvest.

As the only hatchery/producer of cultured scallops on the west coast of North America, Island Scallops has the ability to supply fresh scallops (of a predictable quality and quantity) throughout the year. Although the supply of scallops has fluctuated in the past, consumer demand has always absorbed the available supply. A primary factor for increased consumption is the increasing health consciousness among consumers. Scallops are low in saturated fats and cholesterol and high in protein. All parts of the scallop body are edible; however, different parts tend to be consumed in different regions of the world. In North America, the adductor muscle is traditionally the only part eaten, with the rest of the body discarded. In Europe, Australia and Tasmania, the adductor muscle is usually marketed and eaten with the gonad attached. Japan utilizes the whole animal, where most of the product is cooked in the shell prior to sale. Marketed scallops generally take the following product forms:

     o    Whole-live (shelf life of seven days);
     o    Whole dried;
     o    Eviscerated whole;

     o    Shucked fresh (shelf life of about 15-20 days);
     o    Shucked frozen (shelf life of about a year); and
     o    Value added forms (smoked, breaded, canned).

The shucked product form is the most significant form for North American markets. A whole-live product form is the most desirable from the aquaculturist's point of view, as processing costs are minimal. Island Scallops has developed a market for whole live scallops, which exceeds 5,000 lbs. per week into Vancouver. Our initial expansion plan envisions four major cities on the west coast (Seattle, Portland, San Francisco and Los Angeles) to consume 2,500 lbs. per week per city based on the successful Vancouver model.

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

The most predominant scallop production in North America comes from the offshore fishery located on the Georgia Band on the east coast. Large American and Canadian fishing companies dominate the fishery. The majority of their product is shucked aboard ship then supplied to primarily frozen to seafood processors onshore. The processors then distribute the product to various restaurants, retail outlets and seafood brokers.

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

Island Scallops plans to raise sablefish onshore using shallow ponds or above ground tanks. This system has been successful in Texas for the culture of catfish. Tests have shown that sablefish prove to be very hardy when grown in ponds and have the added advantage of causing sablefish to be parasite free. Wild sablefish carry a parasite that does not allow the fish to be eaten raw. With adequate funding, Island Scallops has already demonstrated the feasibility of onshore sablefish farming and plans to develop a new blackcod facility that could produce at least 500,000 sablefish as early as 2007, with production planned to increase by at least 500,000 annually by 2008 and beyond.

Over the past eight years, Island Scallops has also developed proprietary hatchery technology for the production of sablefish juveniles. We believe that sablefish will be the next species, after salmon, for successful large-scale commercial farming. Sablefish, which is a premium-quality whitefish with a delicate texture and moderate flavor, is an ideal substitute for Chilean sea bass (currently over-fished in all oceans). To date, Island Scallops has marketed a limited number of live sablefish into the Vancouver market. Initial response was excellent for a small 1-kilogram live sablefish (~$11/kg). To capitalize on Island Scallops' breakthrough sablefish hatchery technology, in the next two to three years, we plan to construct a new sablefish hatchery consisting of the following:

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

As part of this expansion, we also intend to construct a new onshore tank farm consisting of large and small ponds and tanks complete with associated recirculation systems. This onshore facility will be used to augment the juvenile rearing area and will house and grow juvenile fish.

At the present time, worldwide "non-farming" sablefish catches are struggling to meet the worldwide demand according to DFOWeb, NPFMCWeb and Pacific Fishery Management Council Website. Currently, there are only two hatchery facilities:
Island Scallops Ltd. and Sablefish Hatcheries Inc. that have produced sablefish juveniles. Current production is only approximately 100,000 juveniles per year. Based on our analysis of present market conditions, increasing worldwide hatchery production tenfold (to roughly 1 million 3 kilo sablefish) would fill less than 10% of the current world demand shortfall. If Island Scallops' new sablefish facilities are able to reach a production of 3 million sablefish annually, this will only fill less than 30% of the current overall shortfall. The economic potential for sablefish is therefore considerable. Given these market conditions and opportunities, Island Scallops, subject to our ability to secure adequate funding, is determined to enter the market for sablefish in a significant manner with the next two to three years.


OTHER PRODUCTS

In the past Island Scallops sold a variety of shellfish larvae and seed to both international and local customers. Sales included two species of mussels, manila clams, geoduck clams, oysters, abalone and sea urchins. Island Scallops has established suppliers of aquaculture equipment in Japan and China and supplies nets, ropes, floats, and processing equipment into the British Columbia industry. Currently, Island Scallops is focused almost exclusively on expansion of scallop sales and development of its sablefish operation with a goal of further commercialization of sablefish in two to three years. However, during the second half of 2006, Island Scallops was approached by a new customer and began producing and selling a limited amount of oyster seed to this customer.

GENERAL FISHERIES MARKET OVERVIEW

The worldwide market for farmed marine species continues to grow. According to personal communications with the National Marine Fisheries Service, Fisheries Statistics Division, Silver Spring, MD, in British Columbia alone, farming production increased from US$44.56 million in 1988 to US$190.24 million in 1998. Although significant growth occurred in salmon farming and little or no growth occurred in shellfish (oyster) farming, recent problems within the salmon industry are causing some salmon farming interests to turn towards shellfish. Island Scallops can only benefit from this recent trend towards shellfish, as training farmers in correct husbandry would only add another revenue stream.

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

In the United States, consumption of scallops exceeded 64 million pounds in 2002. Various communications between Island Scallops personnel and the National Marine Fisheries Service, Fisheries Statistics Division, Silver Spring, MD and analysis of data from the Fisheries Statistics & Economics Division of the National Marine Fisheries Service (NMFS) website for annual landings of commercial fisheries (http://www.st.nmfs.noaa.gov/st1/commercial/index.html), tell us that this represented a per capita consumption of 0.22 pounds, with a dollar value of US$342 million. After shrimp, scallops represent one of the most popular shellfish products in the United States. In general, per capita consumption of seafood in the United States has remained steady over the last six years ranging from 15.2 to 16.2 pounds per annum. Based upon Robert Saunders', our chairman and president, communications with the National Marine Fisheries Service, Fisheries Statistics Division of Silver Spring, MD, and personal observations, given consumers' growing preoccupation with healthier foods and the increasing availability of seafood (due to the recent successes in aqua farming and improved distribution channels), we expect per capita consumption to continue to increase.

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

REGULATORY ENVIRONMENT

Effect of Government Regulation

There are a limited number of regulations that restrict the fishing, distributing or purchase of scallops in Canada and the United States. Therefore, the country of origin makes little difference for the pricing or demand of scallops.

A limitation to market supply is paralytic shellfish poisoning (PSP) or "red tide". PSP is a toxin generated by plankton (scallops' food) at particular times of the year. The toxin is passed to the scallop when plankton is digested, but the toxin does not harm the shellfish. However, the shellfish containing the toxin can be harmful to humans who consume it. Although only a limited number of human deaths caused by red-tide poisoning have been reported, the public announcement of red tide has a devastating effect on most shellfish sales. The exception is scallop meat, because the adductor muscle of the scallop does not concentrate the toxin; shucked scallops are safe to eat at any time of the year. Nevertheless, public perception could still influence demand over short periods of time. To monitor for PSP, the federal Fisheries Inspection Branch constantly monitors samples of shellfish production and wild shellfish populations.

Tenure Expansion and Compliance with Environmental Laws

Our planned tenure expansions will require that we undergo an environmental screening from Transports Canada pursuant to Canadian Environmental Assessment Act, which includes a review of factors such as the environmental effects of the planned expansions, including the environmental effects of malfunctions or accidents that may occur in connection with the planned expansions and any cumulative environmental effects that are likely to result from such planned expansions; the significance of such environmental effects and any comments from the public that are received in accordance with the CEA Act and applicable regulations; and measures that are technically and economically feasible and that would mitigate any significant adverse environmental effects of the planned expansions.

Our Deep Bay and Hindo Creek tenures have received final CEA Act approval, which lasts for twenty years and which allows us to expand these 2 tenures. We still need CEA Act approval and re-zoning approval for our Denman tenure and approval of our Management Plan, along with a satisfactory environmental assesment of our Bowser bottom lease. Please see our risk factor, If we are unable to expand our tenures, our projected production may be delayed.

COMPETITION

Fisheries Industry in General

Island Scallops is in the farmed seafood business. The main concentration of marine farming in British Columbia has traditionally been in the salmon sector. The salmon farming business has developed into a mature industry dominated by Norwegian farmers. The rest of the British Columbia marine farming sector is in the shellfish industry, mainly in oysters and Manila clams and more recently mussels. This sector is rapidly expanding and it accounted for approximately US$16 million in British Columbia in 2002, according to the British Columbia Shellfish Growers Association website. Given Island Scallops' expertise and significant research and development experience, we believe that there is little or no direct competition in the production of farmed scallops or farmed sablefish.

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

Island Scallops is the only hatchery, outside of China, that has successfully produced the Japanese scallop, and the only company that has successfully, hybridized the weathervane and the Japanese scallop. Island Scallops is uniquely positioned as the sole producer of live Pacific Scallops in North America. There currently are no other hatcheries in North America that we are aware of that are capable of producing this unique breed. Although a large commercial scallop fishery exists on the east coast of North America, the majority of the scallops are shucked at sea with only limited quantities sold live. These scallops are sold as "Digby" or "Sea" scallops. A number of companies have attempted to grow the bay scallop and the sea scallop on the east coast, but these companies have only achieved limited success.

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

Sablefish

Island Scallops is currently only one of two hatcheries to produce quantities of juvenile sablefish. These fish were sold to five commercial salmon farming facilities and the fish have been marketed successfully. Little demand for a new species has materialized. Although hatcheries have been constructed in British Columbia, neither has successfully produced large quantities of sablefish. The farming of sablefish is still in its infancy and only limited production has occurred.

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

RESEARCH AND DEVELOPMENT

Due to changes in Canadian Federal Government's Research and Development tax credits (SRED) program, which prevents any part of the research to be combined with commercial production, no Research and Development claims were made in fiscal 2005 and 2006. Research did continue on the genetic selection of superior strains of scallops, as did developments in the culture process for both marine algae and developments in re-circulation systems. In the near future Island Scallops plans to conduct research and development under a separate company called RKS Laboratories Ltd., which has no commercial production and whose primary goal is the genetic improvement in breeds of the Pacific Scallops and other marine species. We believe that this will allow the continued support from the SRED program.

EMPLOYEES

At August 31, 2006, we had 25 full time employees. We anticipate hiring between 10 and 15 temporary workers during the upcoming spring and summer growing seasons.

None of our employees is represented by a labor union and we consider our relationships with our employees to be good.


ITEM 2.  DESCRIPTION OF PROPERTY

For the fiscal year ended August 31, 2006, our U.S. corporate office was located at 400 Professional Drive, Suite 310, Gaithersburg, Maryland 20878. This space was provided on a rent free basis by one of our shareholders.

Island Scallops' main office and hatcheries are located on the east side of Vancouver Island in the town of Qualicum Bay at 5552 West Island Highway, Qualicum Beach, British Columbia, Canada V9K 2C8. The shellfish hatchery and processing facilities are housed in a 930 square meter building. A 600 square meter sablefish hatchery is also located at this site. Corporate scallop farms are situated along the east and west coasts of Vancouver Island. These facilities represent the largest private marine research hatchery and the first fully integrated shellfish producer in Canada.

Island Scallops has a total of seven farm sites (including two joint ventures) for scallops. Five of these farm sites are located at Island Scallops held tenures (shellfish tenures are government-granted rights that allow use of offshore waters to cultivate shellfish). Three of those five scallop farms are located in Baynes Sound, 25 minutes north of the main facility. These farms sites total approximately 200 acres and can currently accommodate more than 8 million scallops. Approximately 30% of the farm area is currently being farmed. As part of our expansion plans, we are currently adding additional main lines and plan to increase our capacity at these tenures to more than 24 million scallops in the near future. An additional bottom tenure of 926 acres is located 10 minutes north of the main facility (at Bowser) and is capable of producing at least 30 million scallops annually. The final farm site on the west coast of Vancouver Island near Tofino is capable of producing at least three million scallops, although that site is currently under-developed. Baynes Sound, the marine waterway situated between eastern Vancouver Island and the western shore of Denman Island, is considered the most productive and highly utilized shellfish growing area in coastal British Columbia. The area supports extensive beach culture (manila clams and oysters) as well as deepwater culture that produces oysters, scallops and some mussels.
--------------------- ------------------- ------------------- ------------------
  Common Site Name      Lands File No.           Acres               Type
--------------------- ------------------- ------------------- ------------------
       Denman               1406063              38.64             Deepwater
--------------------- ------------------- ------------------- ------------------
    Hindoo Creek            1406664             123.32             Deepwater
--------------------- ------------------- ------------------- ------------------
      Deep Bay              1406711               43               Deepwater
--------------------- ------------------- ------------------- ------------------
       Tofino               1406061               9.6              Deepwater
--------------------- ------------------- ------------------- ------------------
       Bowser               1407517               926            Bottom lease
--------------------- ------------------- ------------------- ------------------

The three Baynes Sound tenures (Denman, Hindoo Creek and Deep Bay) and the Tofino tenure offer unique features, which will add additional value to these properties. These include the split of tenures between east and west shores of Baynes Sound as well as the east and west coast of Vancouver Island, allowing continual accessibility to shellfish despite managed closures (harvest restrictions) due to incidental water quality or Paralytic Shellfish Poisoning (PSP or red tide). The seasonal closures caused by short-term bacteriological contamination related to rainfall and upland bacterial sources, are limited to the western shore of the Baynes Sound and thus to only two of the three tenures retained by Island Scallops. The result of having operating tenures on both sides of the Baynes Sound ensures that product can be continually harvested despite closures that may occur within this management area. The expanded tenures should easily accommodate our increasing scallop harvest in 2009 and beyond. At their current size and with the introduction of sufficient main lines, our tenures have the capacity to accommodate approximately 13-15 million scallops without any increase in their footprints.

Expansion of our Deep Bay and Hindo Creek has been approved and such approval does not need to be renewed for twenty years. We are seeking approval of our Denman tenure and our Bowser bottom lease, which once approved, will allow us to accommodate 30-50 million scallops at harvest. The biggest hurdle to obtaining the Denman tenure approval is the corresponding re-zoning application that also must be approved before we can expand the tenure.

Island Scallops' location is a distinct advantage for producing marine species. The waters off British Columbia are pristine and unspoiled by large populations or major industries. The close proximity to major western cities allows us to effectively put our products into the hands of the consumer within 24 hours.

The source of our raw material comes from our own hatchery brood stock. In the case of the Pacific Scallop, we have been selectively breeding this species for superior growth and survival for the past 15 years. The breeding program has produced a vigorous, rapid growing, disease resistant scallop with exceptional meat yield. In the case of sablefish we have been selecting fast growing fish for the past 5 years, these display a high degree of domestication. The spawning season has been extended for both of these species allowing for juvenile production almost year round. This ability to hold seed stock and select superior strains gives Island Scallops an advantage in the industry. It also allows Island Scallops to tailor its production to varying seasonal and market demands.


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

As of August 31, 2006, one of the two purchasers had claimed that Island Scallops owed it amounts totaling $88,925. Since it is our position that the purchasers breached their agreements with Island Scallops, we have no intention of seeking a settlement of this matter at this time. We are unaware of any formal proceedings that may have been commenced by either of these two purchasers in regard to any claims that they may have.

Other than as set forth herein, we are not a party to any material legal proceeding and to our knowledge, no such proceeding is currently contemplated or pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 16, 2006, our Board of Directors approved increasing our authorized capital by 50,000,000 shares of common stock, for a total of 100,000,000 shares of common stock, and amending our articles of incorporation accordingly. A majority of our shareholders (67.87%) also approved, by written consent, this action on July 16, 2006.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The common stock is currently quoted on the over-the-counter Bulletin Board under the symbol "EDWT."

The following table sets forth the quarterly high and low bid prices for the common stock since the quarter ended December 31, 2004. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                                        HIGH            LOW
                                                        ----            ---
  Quarter ended December 31, 2004                      $0.25          $0.25
  Quarter ended March 31, 2005                         $0.30          $0.25
  Quarter ended June 30, 2005                          $0.55          $0.30
  Quarter ended August 31, 2005                        $1.95          $0.52
  Quarter ended November 30, 2005                      $1.80          $1.45
  Quarter ended February 28, 2006                      $1.64          $1.10
  Quarter ended May 31, 2006                           $1.45          $0.80
  Quarter ended August 31, 2006                        $1.70          $1.20

At August 31, 2006, the closing bid price of the common stock was $1.40 and we had approximately 49 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

At November 27, 2006, the closing bid price of the common stock was $1.40 and we had approximately 46 record holders of our common stock and 13 record holders of our preferred stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

We have not paid cash dividends on any class of common equity since formation and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

2005 Equity Incentive Plan

Our 2005 Equity Incentive Plan is intended to further our growth and financial success by providing additional incentives to our directors, executives and selected employees and consultants so that such participants may acquire or increase their proprietary interest in us. The term "Corporation" shall include any parent corporation or subsidiary corporation of Edgewater as those terms are defined in Section 424(e) and (f) of the Internal Revenue Code of 1986, as amended. Stock options granted under the Plan may be either "Incentive Stock Options", as defined in Code section 422 and any regulations promulgated under that Section, or "Nonstatutory Options" at the discretion of our Board of Directors and as reflected in the respective written stock option agreements granted pursuant to this Equity Plan. Stock Appreciation Rights, Restricted Stock, Restricted Stock Unit, Performance Awards, Dividend Equivalents, or Other Stock-Based Awards may also be granted under the Equity Plan. The Board believes that the Equity Plan will maintain the flexibility that Edgewater needs to keep pace with its competitors and effectively recruit, motivate, and retain the caliber of employees, directors and consultants essential for achievement of our success.

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

As of August 31, 2006, our Board of Directors had granted 282,000 options to employees, directors and consultants under the Equity Plan. As of August 31, 2006, there are 6 Directors, 2 executive officers, 10 consultants and approximately 25 employees other than executive officers, who are eligible to receive awards under the Equity Plan.

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

AMENDING THE PLAN. The Board may amend, alter, suspend, discontinue, or terminate the Equity Plan, including, without limitation, any amendment, alteration, suspension, discontinuation, or termination that would impair the rights of any Participant, or any other holder or beneficiary of any Award theretofore granted, without the consent of any share owner, Participant, other holder or beneficiary of an Award, or other Person. The Board may also waive any conditions or rights under, amend any terms of, or amend, alter, suspend, discontinue, or terminate, any Awards theretofore granted, prospectively or retroactively, without the consent of any Participant, other holder or beneficiary of an Award. Except as provided in the following sentence, the Board is authorized to make adjustments in the terms and conditions of, and the criteria included in, Awards in recognition of unusual or nonrecurring events affecting the Company, any Affiliate, or the financial statements of the Company or any Affiliate, or of changes in applicable laws, regulations, or accounting principles, whenever the Board determines that such adjustments are appropriate in order to prevent dilution or enlargement of the benefits or potential benefits to be made available under the Equity Plan. In the case of any Award that is intended to qualify as performance-based compensation for purposes of
Section 162(m) of the Code, the Board will not have authority to adjust the Award in any manner that would cause the Award to fail to meet the requirements of Section 162(m).

OPTIONS AND RIGHTS. Options and Stock Appreciation Rights may be granted under the Equity Plan. The exercise price of options granted shall be determined by the Board or the Committee; provided, however, that such exercise price per Share under any Incentive Stock Option shall not be less than 100% (110% in the case of a "10-percent shareholder as such term is used in Section 422(c)(5) of the Code) of the Fair Market Value of a Share on the date of grant of such Incentive Stock Option. The Board or Committee shall fix the term of each Option, provided that no Incentive Stock Option shall have a term greater than 10 years (5 years in the case of a "10-percent shareholder" as such term is used in Section 422(c)(5) of the Code).

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

FEDERAL INCOME TAX CONSEQUENCES. The current federal income tax consequences of grants under the Equity Plan are generally described below. This description of tax consequences is not a complete description, and is based on the Internal Revenue Code as presently in effect, which is subject to change, and is not intended to be a complete description of the federal income tax aspects of options and stock awards under the Equity Plan. Accordingly, the discussion does not deal with all federal income tax consequences that may be relevant to a particular recipient, or any foreign, state or local tax considerations. Accordingly, potential recipients are urged to consult their own tax advisors as to the specific federal, foreign, state and local tax consequences to them as a result of receiving an Award under the Equity Plan.

NONQUALIFIED STOCK OPTIONS. A recipient will not be subject to federal income tax upon the grant of a nonqualified stock option. Upon the exercise of a nonqualified stock option, the recipient will recognize ordinary compensation income in an amount equal to the excess, if any, of the then fair market value of the shares acquired over the exercise price. We will generally be able to take a deduction with respect to this compensation income for federal income tax purposes. The recipient's tax basis in the shares acquired will equal the exercise price plus the amount taxable as compensation to the recipient. Upon a sale of the shares acquired upon exercise, any gain or loss is generally long-term or short-term capital gain or loss, depending on how long the shares are held. The required holding period for long-term capital gain is presently more than one year. The recipient's holding period for shares acquired upon exercise will begin on the date of exercise.

INCENTIVE STOCK OPTIONS. A recipient who receives incentive stock options generally incurs no federal income tax liability at the time of grant or upon exercise of the options. However, the spread will be an item of tax preference, which may give rise to alternative minimum tax liability at the time of exercise. If the recipient/optionee does not dispose of the shares before the date that is two years from the date of grant and one year from the date of exercise, the difference between the exercise price and the amount realized upon disposition of the shares will constitute long-term capital gain or loss, as the case may be. Assuming both holding periods are satisfied, no deduction will be allowable to us for federal income tax purposes in connection with the option. If, within two years of the date of grant or within one year from the date of exercise, the holder of shares acquired upon exercise of an incentive stock option disposes of the shares, the recipient/optionee will generally realize ordinary compensation income at the time of the disposition equal to the difference between the exercise price and the lesser of the fair market value of the stock on the date of exercise or the amount realized on the disposition. The amount realized upon such a disposition will generally be deductible by us for federal income tax purposes.

STOCK AWARDS. If a recipient receives an unrestricted stock award, he/she will recognize compensation income upon the grant of the stock award. If a recipient receives a restricted stock award, he/she normally will not recognize taxable income upon receipt of the stock award until the stock is transferable by the recipient or no longer subject to a substantial risk of forfeiture, whichever occurs earlier. When the stock is either transferable or no longer subject to a substantial risk of forfeiture, the recipient will recognize compensation income in an amount equal to the fair market value of the shares (less any amount paid for such shares) at that time. A recipient may, however, elect to recognize ordinary compensation income in the year the stock award is granted in an amount equal to the fair market value of the shares (less any amount paid for the shares) at that time, determined without regard to the restrictions. We will generally be entitled to a corresponding deduction at the same time, and in the same amount, as the recipient recognizes compensation income with respect to a stock award. Any gain or loss recognized by the recipient upon subsequent disposition of the shares will be capital gain or loss.

TAX DEDUCTIBILITY UNDER SECTION 162(M). Section 162(m) of the Internal Revenue Code disallows a public company's deductions for employee compensation exceeding $1,000,000 per year for the chief executive officer and the four other most highly compensated executive officers. Section 162(m) contains an exception for performance-based compensation that meets specific requirements. The Equity Plan is intended to permit all options to qualify as performance-based compensation at the Board of Directors or Committee's discretion. If an Award is to qualify as such, it shall clearly state so in the award agreement.




WITHHOLDING. We have the right to deduct any taxes required to be withheld with respect to grants under the Equity Plan. We may require that the participant pay to us the amount of any required withholding. The Compensation Committee may permit the participant to elect to have withheld from the shares issuable to him or her with respect to an option or restricted stock the number of shares with a value equal to the required tax withholding amount.


The following table provides information as of August 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance:

------------------------------- ---------------------------- ---------------------------- ----------------------------
Plan Category                   Number of securities to be   Weighted average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        future issuance under
                                warrants and rights          rights                       equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))

                                (a)                           (b)                         (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------

Equity    Compensation   plans
approved by security holders              282,000                       $1.50                     5,718,000*
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity  compensation plans not
approved by security holders                 N/A                          N/A                          N/A
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                                     282,000                       $1.50                      5,718,000
------------------------------- ---------------------------- ---------------------------- ----------------------------


*As of January 1 of each year, commencing with the year 2006 and ending with the year 2008, the aggregate number of shares available for granting Awards under the Equity Plan shall automatically increase by a number of Shares equal to the lesser of (x) 5% of the total number of Shares then outstanding or (y) 1,000,000.


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

In October 2005, we engaged Aurelius Consulting to provide marketing and investor relations services. The initial term of the agreement is one year. Aurelius is entitled to receive 100,000 shares of our restricted common stock during the term of its agreement (25,000 per quarter), in consideration for their services. The shares were valued at $1.45 per share, the closing bid price for shares of our common stock on the date of the contract. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

On October 21, 2005 and November 11, 2005, our board approved issuing a total of 25,000 shares of our common stock to The Shemano Group, LLC for preparing a research report for us. The shares were valued at $1.50 per share, the closing market bid of our common stock on the date of the resolution. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

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

Pursuant to the financings we closed on April 12, May 30, June 30 and July 11, 2006, we issued an aggregate of 30,905,619 shares of our preferred stock. The shares were issued to 10 accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

On June 30, we issued 22,860 shares of common stock to the two accredited investors of our April 12 and May 30, 2006 financings as payment of the semi-annual dividend (8% per annum) per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. The dividend shares were issued to these investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.


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

In October 2005, we installed twenty new longlines at our Hindoo Creek scallop farm in Baynes Sound (1). Each longline is 108 yds (324 feet) long and submerged at approximately 25 ft depth. In July 2006, we received approval for an additional 23 longlines. The October and July additions bring the tenure up to its management plan of 67. At harvest, each new longline has the capacity to hold 90,000 scallops in final stage grow-out nets, thereby increasing the production of this farm to 6 million scallops. Additionally, the Deep Bay tenure has been expanded to 32 longlines, which has the capacity to hold 2.8 million at harvest.

In the fourth quarter of 2006, we transferred our 2005 year-class scallops, which had been maturing in our tenured growing sites and joint venture locations, to final stage large grow-out nets on our farm sites. We anticipate commencing harvesting up to approximately four million 2005 year-class scallops during April of 2007. The 2006 year-class scallop spawning season commenced in March of 2006 and was completed in April 2006. The scallop brood-stock conditioning for these spawning began in mid-December 2005. We expect to begin harvesting the 2006 year-class scallops during the Spring of 2008, however, we could begin harvesting portions of the class sooner if mortality rates (at various points of the growth cycle) are significantly better than our current projection or if growth rates are substantially higher. We anticipate that of the over 350 million larvae that were spawned during the 2006 spawning season, at least 10 million scallops could reach full maturity and thus be harvested. During the fourth quarter of 2006, we began moving the 2006 scallop crop from the onshore ponds at our harvest facility into grow-out nets at our tenure sites. This transfer will continue during the first quarter of 2007. The use of DNA based family analysis started in 2005 will continue through 2006, with the goal of breeding high meat yield scallops.

As a result of the above, we believe that the 2005 scallop-class will produce at least $5.5 million of revenue over a twelve month period beginning in April of 2007. We anticipate that the harvest of our 2006 scallop class will eventually result in total revenue of at least $14.0 million over the twelve month period beginning in April 2008. If our mortality rates are better than our current projections, our revenues from the 2005 and 2006 scallop class could be higher, however, conversely, if our mortality rates are worse than we anticipate our revenues for this period could be lower than we anticipate. In the near term, the sales of the remainder of our 2004 scallop class between October 2006 and March 2007 are expected to produce more the $1.0 million of revenue. Additionally, we plan on generating additional revenues via the sale of scallop and possibly other shellfish seed.

LIQUIDITY AND CASH RESOURCES

At August 31, 2006, we had a cash balance of approximately $1,817,000. We expect to achieve operating positive cash flow in 2007. During the year ending August 31, 2006 we completed four private equity financings that resulted in net proceeds of approximately $5,140,000. These financings contain warrants which if fully exercised could raise approximately an additional $34,350,000. The exercise of the warrants is, however, to a large extent dependent upon the price of our stock in the public market. As a result, we cannot guarantee when any of the warrants will be exercised, if at all and, as a result, the proceeds from the exercise of the warrants may not be available to us should we require additional financing or ever. Prior to the three months third quarter of 2006, our recent expansion had been largely funded by a short term note with a maximum limit of approximately $1,451,000. Previously, we have also relied on short term loans from certain shareholders to assist with our working capital needs and to meet short term cash requirements. We used a portion of our recent private equity financing to repay these short term loans and as a result we have been able to deploy the bulk of the proceeds from our financing toward our business strategy.


SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the acquired entities since their respective dates of acquisition. All significant inter-company amounts have been eliminated.

Cash and equivalents

Cash and equivalents include cash, bank indebtedness, and highly liquid short term market investments with terms to maturity of three months or less. The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. The Company maintains its cash balances primarily in on financial institution, which exceeded federally insured limits by $1,653,378 at August 31, 2006. The Company has not experienced any losses, in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Inventory

We maintain inventories of raw materials for our aquaculture products, of biomass (inventory of live aquaculture product being actively cultivated), and of finished goods (aquaculture product ready for sale).

Inventories are reported at the lesser of cost or estimated net realizable value. Biomass and finished goods includes direct and reasonably attributable indirect production costs related to hatchery, cultivation, harvesting, and processing activities. Carrying costs per unit are determined on a weighted average basis.

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

We have received government assistance in the form of loans, for which repayment is may not be required if we fail to meet sufficient future revenue levels to repay these loans based on a percentage of gross sales for certain products over a defined period of time. If we receive any such assistance, it is initially recorded as a liability, until such time as all conditions for forgiveness are met, and is then recognized as other income in that period.

Farm license costs

We must pay annual license costs in respect to government-granted tenures that it holds, which give us the right to use certain offshore ocean waters for the purpose of aquaculture farming. Such license costs are recognized as an expense when incurred.

Research and development costs

Development costs include costs of materials, wages, and reasonably attributable indirect costs incurred by us which are directly attributable to the development of hatchery techniques for sablefish and shellfish, these costs are expensed when incurred.

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

Revenue recognition

We recognize revenue when it is realized or realizable, and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of a contract, the product has been delivered or the services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.

Our revenue is derived principally from the sale of scallops we produce or purchase from third parties, and from the sale of seed and farm supplies to other aquaculture farms.

Financial instruments

The carrying amount of our financial instruments, which include cash, accounts receivable, loans receivable, bank indebtedness, accounts payable and accrued liabilities, short term debt and long term debt approximate fair value. It is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments unless otherwise noted.

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

We account for all derivatives financial instruments in accordance with SFAS No.
133. Derivative financial instruments are recorded as liabilities in the consolidated balance sheet, measured at fair value. When available, quoted market prices are used in determining fair value. However, if quoted market prices are not available, we estimate fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.

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

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by us at August 31, 2006 were not designated as hedges.

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

INVESTMENTS IN TENURES AS COMPARED TO ESTIMATED MARKET VALUE OF TENURES

We currently carry our investment in Island Scallops' tenures at $3,609. This amount represents the initial carrying costs of certain tenures acquired by Island Scallop's subsidiary. These tenures do not expire until various dates ranging from 2021 - 2024, however, we believe that they have an indefinite useful life because renewal on expiration is anticipated. The area available for shellfish aquaculture within Baynes Sound is fully subscribed, and as a result new tenures are not available through the Canadian Provincial application and review process. The shellfish companies within the Sound are also well established and sales of tenures are quite rare, making the assessment of the market value for the Island Scallops tenures difficult. Historical sales and government auction of tenures have received as much as $300,000 (CDN) for a small beach tenure (less than 4 acres) and $65,000 CDN) for a small deepwater tenure without infrastructure. The few tenures on the market over the previous 12 months suggest that the current market value is approximately $10,000 to $25,000 (CDN) per acre. Based on listings of tenures on the coast of British Columbia, discussions with local shellfish growers and individuals from the BC Assets and Land Corporation, and an independent appraisal (commissioned by Island Scallops) that recently estimated the value of our roughly 1018 acres of tenures, the value is estimated to be approximately $8,600,000. If the proposed expansion of two of our tenures is approved, the estimated market value of our overall tenures would increase to roughly $10,600,000. The estimated market value is based on the size, location and whether they are beach or deepwater in nature. However, given the variable nature of the shellfish tenures market, the actual value that we receive from the sale of a tenure or a partial tenure could vary significantly from these estimated values.

Although we cannot determine the exact amount we would ultimately receive from the sale of our tenure(s), based upon the information stated above we expect to receive more than the carrying cost ($3,609) from such sale. Accordingly, the carrying cost of our tenures is not indicative of their actual value. This analysis indicates our cash generating capabilities after considering investments in capital assets necessary to maintain and enhance existing operations.

COMPARISON OF RESULTS FOR THE FISCAL YEAR ENDED AUGUST 31, 2006, TO THE FISCAL YEAR ENDED AUGUST 31, 2005.

Revenues. Revenues for the fiscal year ended August 31, 2006, were approximately $528,000. We had revenues of approximately $316,000 for the fiscal year ended August 31, 2005. This is an increase of approximately $212,000 or 67%. The increase in our revenue was mainly the result an increase in oyster seed and scallop seed sales. As was the case in 2005, management continued its emphasis on the development and production of larger 2005 and 2006 scallop crops. Management believes that our emphasis on expansion of future crops will yield a significant increase in revenues starting in 2007 and beyond.

Gross profit (loss). Gross loss for the year ended August 31, 2006, was approximately $48,000, a decrease of approximately $3,000 as compared to gross loss of roughly $51,000, for the year ended August 31, 2005. The slight decrease in the amount of gross loss for 2006 (as compared to 2005) was mainly attributable to management's continued focus on the expansion and development of larger scallop crops and larger scallop yields for the crop year 2005 and 2006. We continued to focus resources on the maintaining, developing and tending our scallop crops in 2005 and 2006 and believe that we will begin seeing benefits from our efforts in developing larger crops as early as the first quarter of 2007.

General and administrative. General and administrative expenses for the fiscal year ended August 31, 2006, were approximately $653,000. Our general and administrative expenses were approximately $221,000 for the fiscal year ended August 31, 2005. This is an increase of approximately $432,000 or 195%. Our increase in general and administrative expenses for the year ended August 31, 2006 were attributable to costs associated with establishing, building, and supporting our infrastructure and included various consulting costs, legal and accounting fees compensation paid as result of our recent financing, overhead, realized stock compensation and salaries. We anticipate that these costs may continue to rise as we continue to expand our operations.

Stock compensation expense. During the year ended August 31, 2006, we had stock compensation expense of approximately $183,000. The expense was for two consulting groups who would provide services to us. As such, we incurred a stock compensation expense of approximately $183,000 for year ended August 31, 2006. During the year ended August 31, 2005, our Board of Directors authorized the issuance of shares of our restricted common stock to an individual who would provide services to Edgewater. Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash expenses for the issuance of stock of approximately $10. Since these shares were issued by Edgewater in June 2005 prior to the share exchange, these shares were valued based on the par value, $0.0001 of the stock at time of issuance and we recorded a $10 stock compensation expense for the issuance of these shares during the year ended August 31, 2005.

Other income (expense), net. Interest expense for the year ended August 31, 2006 was approximately $696,000. Interest expense for the year ending August 31, 2005 was approximately $81,000. The increase in interest expense was due to the issuance of common stock for the extension of the due date of debt. Other income for the year ended August 31, 2006 was approximately $45,000 as opposed to other income of approximately $2,600 for the year ending August 31, 2005. We recognized a loss of approximately $2,666,000 which was related to the change in the fair value of warrants issued to 10 institutional and accredited investors in conjunction with preferred stock financings on April 12, May 30, June 30 and

July 11 and the market price of the common stock underlying such warrants at August 31, 2006. No such loss was recorded for the year ended August 31, 2005.

As a result, other expense for the year ended August 31, 2006 was approximately $3,316,000 as compared to other expense of approximately $78,000 for the year ended August 31, 2005. This increase was primarily attributed to loss associated with the change in fair value of the recently issued warrants and interest expense related to the extension of a former bridge financing loan.

Net profit (loss). As a result of the above, the net loss for the year ended August 31, 2006, was approximately $4,200,000 as compared to a net loss of approximately $350,000 for the year ended August 31, 2005.

                                  RISK FACTORS

You should carefully consider the risks described below before making an investment in us. All of these risks may impair our business operations. If any of the following risks actually occurs our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATING TO AQUACULTURE

We are subject to a number of biological and environmental risks.

Our business would be adversely affected if our scallop crop is infected by Perkinsus Quagwadi. Perkinsus affects a variety of scallops. In 1992, mortality due to Perkinsus infection was large and mortality was high, but Island Scallops was able to overcome this disease by breeding the remaining stock. Eight years of successfully breeding hardy individuals resulted in the remaining populations of scallops being Perkinsus-free. Although there is a chance that other diseases may occur, the Island Scallops hybrid scallop has proven resistant to Perkinsus disease for the last ten years.

Paralytic Shellfish Poisoning (PSP or Red Tide) could limit the amount of scallops available for sale.

Paralytic Shellfish Poisoning (PSP or red tide) is another concern when farming scallops. The adductor muscle can be processed for sale to the traditional scallop meat market even when there is a PSP closure. On the other hand, the live animal market is stopped by PSP toxicity. Sewage Contamination (faecal coliform) is also monitored by the Canadian Food Inspection Agency (CFIA) to avoid this problem. These types of contaminants do not threaten the crop, it only causes a temporary displacement to the marketing of the product. Island Scallops' aquaculture is not without total risk; however, the development program over the last decade has reduced the risk of disease and increased the historical grow-out survival rate to 95% over the past six years. Despite these advances, however, an outbreak of PSP, even if it did not affect Island
Scallops' stock, could have a depressive effect on the shellfish market in general, which could then adversely affect our business.

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

Starfish are a major predator of scallops, particularly in bottom culture. If the hanging techniques are far enough from the bottom, even during extreme low tides, then this does is not problematic. Since starfish and crabs have a free-swimming larval stage as part of their life cycle, it is possible that these larvae can settle within the "grow-out" nets and settle there and prey on these scallops. However, with proper husbandry techniques these effects can be minimized.

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

In general, increased mortality rates in juveniles are due to improper feeding and hatchery husbandry. Once scallops are introduced to the ocean, increased mortality rates are caused by the above factors as well as fluctuations in salinity and currents. Given the location of Island Scallops' current farming areas, the salinity and currents should not be problematic. Mortality rates can also increase due to overcrowding problems. In cases of extreme overcrowding scallops actually bite each other and their shells become damaged.

If we are unable to expand our tenures, our projected production may be delayed.

To increase our production capacity, we must expand our tenures. However, expanding tenures requires government approval, which can be a timely and costly process. Two of our tenures, Hindoo Creek and Deep Bay, have been approved for expansion. Our Denman tenure must be re-zoned before expansion thereof will be approved and our Bowser bottom lease Management Plan must be reconfigured before expansion of that area is approved. Although we are confident that such approval will be granted after issues raised by local residents and fisherman, such as the use of surface floats for our longlines have been addressed, there is no guarantee that it will be granted. In the future, we will seek expansion of our other tenures, which also may not be granted. If we do not receive expansion approval for our Denman tenure and Bowser bottom lease, it will delay our proposed expansion.

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

Our success will depend, to a large degree, upon the efforts and abilities of our officers and key management employees such as Mr. Saunders, Mr. Bruce Evans, Ms. Patti Greenham and Ms. Leslie Chapman. The loss of the services of one or more of these or other key employees could have a material adverse effect on our operations. We currently maintain key man life insurance on Mr. Saunders for a value of $1,000,000. We also have an employment agreement with Mr. Saunders. We do not maintain key man insurance for, nor do we currently have employment agreements with, any of our other key employees. In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. Key employees will require a strong background in the marine aquaculture industry. We cannot assure that we will be able to successfully attract and retain key personnel.

The fact that our directors and officers own approximately 49% of our capital stock and 68% of our voting capital stock may decrease your influence on shareholder decisions.

Our executive officers and directors, in the aggregate, beneficially own approximately 49% of our capital stock and 68% of our voting capital stock. As a result, our officers and directors, will have the ability to influence our management and affairs and the outcome of matters submitted to shareholders for approval, including the election and removal of directors, amendments to our bylaws and any merger, consolidation or sale of all or substantially all of our assets.

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

There are no hatchery/producer competitors in the scallop farming business in British Columbia. The United States will not allow the farming of the species farmed by Island Scallops in their waters, as this species is considered an "exotic". It is unlikely that the Canadian government would decide to regulate this species like the United States does (as the Canadian government developed the technology) however if it does, this would have a material adverse affect on our business.

Our business may be adversely affected by price volatility.

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

We conduct some of our business in foreign currencies. Our profitability depends in part on revenues received in United States dollars as a result of sales into the United States. A decline in the value of the United States dollar against the Canadian dollar would adversely affect earnings from sales in the United States. As part of our plans to acquire other businesses we may expand our operations to other countries, operate those businesses in foreign currencies, and export goods from those countries. Thus far, we have not engaged in any financial hedging activities to offset the risk of exchange rate fluctuations. We may in the future, on an as-needed basis, engage in limited financial hedging activities to offset the risk of exchange rate fluctuations. There is a risk that a shift in certain foreign exchange rates or the imposition of unforeseen and adverse political instability and/or trade regulations could adversely impact the costs of these items and the liquidity of our assets, and have an adverse impact on our operating results. In addition, the imposition of unforeseen and adverse trade regulations could have an adverse effect on our exported seafood operations. We expect the volume of international transactions to increase, which may increase our exposure to future exchange rate fluctuations.

Our common stock may be considered a "penny stock" and may be difficult to sell.

The SEC has adopted regulations which generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and, therefore, it may be designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

ITEM 7.  FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Edgewater Foods International, Inc.
Qualicum Beach, British Columbia, Canada

We have audited the accompanying consolidated balance sheet of Edgewater Foods International, Inc. as of August 31, 2006, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standard require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Edgewater Foods International, Inc. as of August 31, 2006, and the results of its operations and its cash flows for each of the two years then ended, in conformity with the accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Edgewater will continue as a going concern. As discussed in Note 16 to the financial statements, Edgewater has incurred losses from operations for the year ended August 31, 2006 and has suffered operating losses since its inception in its efforts to establish and execute our business strategy. Edgewater will require additional working capital to develop its business until Edgewater either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Edgewater's ability to continue as a going concern. Management's plans with regard to this matter are described in Note 16. The accompanying financial statements do not include any adjustments that might results from the outcome of these uncertainties.


LBB & Associates Ltd., LLP
--------------------------
LBB & Associates Ltd., LLP
Houston, Texas
October 26, 2006

                          EDGEWATER FOODS INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2006


ASSETS

Current assets:
     Cash                                                        $  1,816,742
     Accounts receivable, net of allowance for
              doubtful accounts of $386                                38,850
     Inventory                                                      1,252,051
     Other current assets                                              67,596
                                                                 ------------

       Total current assets                                         3,175,239

Property, plant and equipment, net                                  1,824,394

Investments in other assets                                             3,609
                                                                 ------------

     Total assets                                                $  5,003,242
                                                                 ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Bank indebtedness                                           $        689
     Short term debt                                                  462,249
     Current portion of warrant liabilities                         1,743,996
     Current portion of long term debt                                948,732
     Accounts payable and accrued liabilities                         687,405
                                                                 ------------

       Total current liabilities                                    3,843,071

Warrant liabilites, net of current portion                         20,415,454
Long term debt, net of current portion                                 40,217
                                                                 ------------

     Total liabilities                                             24,298,742
                                                                 ------------

Stockholders' Deficit
     Series A preferred stock, par $0.001, 10,000,000
        authorized, 7,887,999 issued and outstanding                    7,888

     Common stock, par $0.001, 100,000,000 authorized,
       20,983,260 issued and outstanding                                2,098
     Additional paid in capital                                          --
     Accumulated deficit                                          (19,049,166)
     Accumulated other comprehensive income -
       foreign exchange adjustment                                   (256,320)
                                                                 ------------

      Total stockholders' deficit                                 (19,295,500)
                                                                 ------------

     Total Liabilities and Stockholders' Deficit                 $  5,003,242
                                                                 ============

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements

                          EDGEWATER FOODS INTERNATIONAL
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDING AUGUST 31, 2006 and 2005


                                                   2006            2005
                                               ------------    ------------

Revenue                                       $    527,623    $    315,869
Cost of goods sold                                 576,069         366,724
                                              ------------    ------------

Gross profit (loss)                                (48,446)        (50,855)
                                              ------------    ------------

Operating Expenses:
      General and administrative expenses         (329,870)       (137,337)
      Salaries and benefits                       (323,186)        (83,653)
      Stock compensation expense                  (182,500)           --
                                              ------------    ------------

Total  operating expense                          (835,556)       (220,990)
                                              ------------    ------------

Loss from operations                              (884,002)       (271,845)
                                              ------------    ------------

Other income (expense):
      Interest expense, net                       (695,889)        (80,868)
      Change in fair value of warrants          (2,665,571)           --
      Other income (expense)                        45,185           2,637
                                              ------------    ------------

                Other income (expense), net     (3,316,275)        (78,231)
                                              ------------    ------------

Net loss                                        (4,200,277)       (350,076)

Dividend on preferred stock                        (34,709)           --
                                              ------------    ------------
Net loss applicable to common  shareholders   $ (4,234,986)   $   (350,076)
                                              ============    ============
Net loss per share
      Basic and diluted                       $      (0.20)   $      (0.03)
                                              ============    ============

Weighted average shares outstanding
      Basic and diluted                         20,794,784      11,899,320
                                              ============    ============


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements



                          EDGEWATER FOODS INTERNATIONAL
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                           YEARS ENDED AUGUST 31, 2006



                                                                                                                         Other
                                                                                                       Accumulated    Comprehensive
                                                                                                           Paid          Income
                                               Preferred Stock                Common Stock                  in      Foreign Exchange
                                           Number       Value             Number          Value           Capital       Adjustment
                                      ------------    ------------    ------------    ------------    ------------    ------------

Balance at August 31, 2004                    --      $       --        10,300,000    $      1,030    $     (1,029)   $    144,012

Comprehensive loss

  Net loss

  Foreign exchange adjustment                                                                                             (314,415)

      Total comprehensive loss



Common stock issued for services              --              --           100,000              10            --

  Common stock issued in
   connection Island Scallops, Ltd.
    with                                      --              --         8,600,000             860            (860)



  Forgiveness of shareholder debt                                                                        3,153,848

  Common stock issued in
   connection with Heritage
    Management recapitalization                --              --        1,585,400             159            (159)

                                      ------------    ------------    ------------    ------------    ------------    ------------
Balance at August 31, 2005                     --              --       20,585,400           2,059       3,151,800        (170,403)

Comprehensive loss

  Net loss

  Foreign                                                                                                                  (85,917)


       Total comprehensive loss


Common stock cancelled                        --              --          (150,000)            (15)             15


Common stock issued for services              --              --           525,000              52         702,448



Common stock issued for dividends                                           22,860               2          34,707

Preferred Series A stock issued in
 connection with financing               7,887,999           7,888            --              --         5,132,136



Warrants liability incurred in
 connection with financings                                                                             (9,021,106)
                                      ------------    ------------    ------------    ------------    ------------    ------------

Balance at August 31, 2006               7,887,999    $      7,888      20,983,260    $      2,098    $          0    $   (256,320)
                                      ============    ============    ============    ============    ============    ============


                                        Accumulated
                                         Deficit          Total
                                        ------------    ------------

Balance at August 31, 2004              $ (3,991,330)   $ (3,847,317)

Comprehensive loss

  Net loss                                  (350,076)       (350,076)

  Foreign exchange adjustment                               (314,415)
                                                        ------------
      Total comprehensive loss
                                                            (664,491)

                                                                  10
Common stock issued for services

  Common stock issued in
   connection Island Scallops, Ltd.
    with                                      --



  Forgiveness of shareholder debt                         3,153,848

  Common stock issued in
   connection with Heritage
    Management recapitalization                                 --

                                        ------------    ------------
Balance at August 31, 2005                (4,341,406)     (1,357,950)

Comprehensive loss

  Net loss                                (4,200,277)     (4,200,277)

  Foreign                                                    (85,917)
                                                        ------------

       Total comprehensive loss                           (4,286,194)


Common stock cancelled                                          --


Common stock issued for services                             702,500



Common stock issued for dividends            (34,709)           --

Preferred Series A stock issued in
 connection with financing                                 5,140,024



Warrants liability incurred in
 connection with financings              (10,472,774)    (19,493,880)
                                        ------------    ------------

Balance at August 31, 2006              $(19,049,166)   $(19,295,500)
                                        ============    ============




See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements



                          EDGEWATER FOODS INTERNATIONAL
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                      YEARS ENDED AUGUST 31, 2006 and 2005

                                                                2006            2005
                                                           ------------    ------------
Cash flows from operating activities:

             Net income (loss)                             $ (4,200,277)   $   (350,076)

             Adjustments  to  reconcile  net loss to net
             cash used in  operating
             activities:
                Depreciation and amortization                   123,008          80,435
                Changes in fair value of warrants             2,665,570            --
                Common stock issued for services                702,500              10
                Bad debt expense                                   --               347
             Changes in current assets and liabilities:

                Accounts receivable                             (38,850)         25,069
                Prepaid expenses                                (16,061)           --
                Other current assets                             (2,628)        (22,338)
                Loan receivable                                    --              --
                Inventory                                      (711,925)       (540,126)
                Accounts payable                                197,681         221,644
                Bank overdrafts                                 (38,538)         38,538
                                                           ------------    ------------

Net cash used in operating activities                        (1,319,520)       (546,497)
                                                           ------------    ------------

Cash flows from investing activities:

             Purchase of property, plant and equipment         (784,291)       (493,018)
                                                           ------------    ------------

Net cash provided by (used in) investing activities            (784,291)       (493,018)
                                                           ------------    ------------

Cash flows from financing activities:


             Line of credit, net                                (64,675)          6,591
             Proceeds from short term debt                      862,451       1,125,247
             Payment of short term debt                      (1,609,901)        (38,128)
             Proceeds from long term debt                        62,112            --
             Payment of long term debt                         (382,456)        (25,408)
             Proceeds from the sale of common stock                --               860
             Proceeds from sale of preferred stock            5,140,024            --
                                                           ------------    ------------

Net cash provided by financing activities                     4,007,555       1,069,162
                                                           ------------    ------------


Foreign currency translation effect                             (87,562)        (41,997)


Net increase in cash                                          1,816,182         (12,350)


Cash, beginning of period                                           560          12,910
                                                           ------------    ------------

Cash, end of period                                        $  1,816,742    $        560
                                                           ============    ============

Supplemental cash flow information:

Interest                                                   $       --      $       --
                                                           ============    ============
Income taxes                                               $       --      $       --

Supplement disclosure of non-cash transactions:

Issuance of common stock for dividends                     $     34,709    $       --

Warrant liability incurred in connection with financing    $ 19,493,880    $       --


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

Cash and equivalents

Cash and equivalents include cash, bank indebtedness, and highly liquid short term market investments with terms to maturity of three months or less. The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. The Company maintains its cash balances primarily in on financial institution, which exceeded federally insured limits by $1,653,378 at August 31, 2006. The Company has not experienced any losses, in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Inventories are reported at the lesser of cost or estimated net realizable value. Biomass and finished goods includes direct and reasonably attributable indirect production costs related to hatchery, cultivation, harvesting, and processing activities. Carrying costs per unit are determined on a weighted average basis.

At August 31, 2006, inventory consisted of the following:

Biomass (Scallops):                         $1,252,051

Reclassification

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 financial statement presentation.

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

Impairment of long-lived assets

The Company monitors the recoverability of long-lived assets, including property and equipment and intangible assets, based upon estimates using factors such as expected future asset utilization, business climate, and undiscounted cash flows resulting from the use of the related assets or to be realized on sale. The Company's policy is to write down assets to the estimated net recoverable amount, in the period in which it is determined likely that the carrying amount of the asset will not be recoverable. At August 31, 2006 no indication of impairment were present.

Government assistance

Government assistance received by the Company, such as grants, subsidies, and tax credits, is recorded as a recovery of the appropriate related expenditure in the period that the assistance is received.

The Company has received government assistance in the form of loans, for which repayment may not be required if the Company fails to meet sufficient future revenue levels to repay these loans based on a percentage of gross sales for certain products over a defined period of time., Such assistance received by the Company is initially recorded as a liability, until such time as all conditions for forgiveness are met, and is then recognized as other income in that period.

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

Revenue recognition

The Company recognizes revenue when it is realized or realizable, and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of a contract, the product has been delivered or the services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.

Revenue of the Company is derived principally from the sale of scallops produced by the Company or purchased from third parties, and from the sale of seed and farm supplies to other aquaculture farms.

Financial instruments

The carrying amount of the Company's financial instruments, which include cash, accounts receivable, loans receivable, bank indebtedness, accounts payable and accrued liabilities, short term debt, shareholder debt, and long term debt, approximate fair value. It is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments unless otherwise noted.

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

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as August 31, 2006 were not designated as hedges.

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

During the year ended August 31, 2006, three customers, Summer Breeze, TriStar and Sea World, individually accounted for 30%, 15% and 13% or our revenues respectively, and we therefore are materially dependent upon such customers. The Company's ongoing operations are dependent on continued business from these customers.

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

                                                               Year Ended
                                                               August 31,
                                                           2006         2005
                                                    ----------------------------
Net loss, as reported                               $   (4,200,277)   $(350,076)

Add:  Stock based intrinsic value included
 in report loss                                               --           --

Less:  Total stock-based employee compensation
expense determined under the fair value based
method for all awards                                         --       (370,565)
                                                    ---------------------------

Pro-forma net loss                                  $   (4,200,277)   $(720,641)
                                                    ---------------------------

Basis and diluted net loss per share
    As reported                                     $        (0.20)   $   (0.03)
    Pro-forma                                       $        (0.20)   $   (0.03)


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 93%, average risk-free interest rate of 4.15%, and expected lives of 10 and 5 years (for 2006) and dividend yield $0, expected volatility of 100%, average risk-free interest rate of 4.70% and 4.71%, and expected lives of 10 and 5 years (for 2005).

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

In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections" (a replacement of APB Opinion No. 20 and SFAS No. 3) was issued. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods' financial statements, unless it is impracticable to do so. APB Opinion 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of change. Statement 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application encouraged. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued (May 2005). SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. Accordingly, the Company will implement the provisions of this accounting pronouncement in the fiscal reporting period ending August 31, 2007. We do not currently believe that the adoption of SFAS 145 No. 154 will have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Currently, there would be no effect of this interpretation on the company's financial position and results of operations.

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at August 31, 2006 consisted of the following:



                                                         Accumulated    Net Book
                                            Cost         Amortization   Value
                                            ------------------------------------

Land                                        $  227,355   $     --     $  227,355
Buildings                                      451,445      230,302      221,143
Seawater piping and tanks                      473,376      268,965      204,411
Boats and Barge                                286,489      118,063      168,426
Field equipment                              1,701,247      716,419      984,828
Office equipment                                13,673       12,373        1,300
Vehicles                                        38,168       33,283        4,885
Computer equipment                              17,149        5,103       12,046
                                            ------------------------------------
                                            $3,208,902   $1,384,508   $1,824,394


Accumulated amortization was $1,384,508 year ended August 31, 2006. Depreciation expenses are $123,000 and $10,195 for the year ended August 31, 2006 and 2005 respectively.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company has two secured notes receivable from RKS Laboratories, Inc. ("RKS"), a Vancouver research and development that is working towards developing superior strains of scallops with beneficial traits such as higher meat yield and rapid growth. (Robert Saunders owns 100% of RKS.) The first non-interest bearing note in the amount of $18,044 is secured by all assets of RKS is due on or before June 15, 2007. The second non-interest bearing note in the amount of $4,971 is also secured by all assets of RKS is due on or before August 31, 2007. These amounts are included in other current assets.

NOTE 5.  INVESTMENTS IN TENURES

The Company carries its Investment in Tenures at $3,609 at August 31, 2006. This amount represent the carrying costs of certain shellfish tenures acquired by the subsidiary of the Company's wholly-owned subsidiary Island Scallops Ltd., 377332 B.C. Ltd. Shellfish tenures are government-granted rights allowing limited use of offshore waters for the purposes of cultivation of shellfish. The granting of shellfish tenure rights are the responsibility of the Provincial (British Columbia) Government and not the Canadian Federal Government. As such, the government assistance that we receive via loan agreement with various Federal Agencies has no effect on our ability to renew and/or modify these tenure agreements. The tenure held by 377332 B.C. Ltd. has an expiration date of July 10, 2021. Other shellfish tenures held by the Company and its subsidiaries have expiration dates ranging from 2021 to 2024.

These tenures are considered to have an indefinite useful life because renewal on expiration is anticipated, and therefore are not subject to amortization.

NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Included in accounts payable and accrued liabilities are balances outstanding related to credit cards held in the name of the shareholder totaling $13,325 at August 31, 2006. The Company used these credit cards as a means of short term financing and incurs interest charges on such unpaid balances.

Included in accounts payable and accrued liabilities at August 31, 2006 is an amount of $118,963 in respect to an agreement to purchase geoduck seed from the Company (for additional information see Note 10 - Contingent Liabilities).

Included in accounts payable and accrued liabilities at August 31, 2006 is an amount of $59,856 payments due and interest accrued in respect to the loan from the National Research Council of Canada Industrial Research Assistance Program (see Note 8 - Long Term Debt for additional information).

NOTE 7.  SHORT TERM DEBT

These consolidated financial statements include Island Scallop's mortgage loan repayable at $2,030 per month including interest calculated at the greater of 10% and (Canadian) prime plus 6% (12% as of August 31, 2006). The loan, which is due on April 1, 2007, is secured by a second charge on the real property of Island Scallops. At August 31, 2006, the principal due is $192,690.

These consolidated financial statements include a non-interest bearing loan to Island Scallops from Industry Science and Technology Canada requiring repayment equal to 0.5% of gross scallop sales of the Company's wholly owned subsidiary (Island Scallops) for each preceding year, which is due January 1, 2007. If at the due date the Company has not generated sufficient revenues to be required to repay the original amount of $164,254, the remaining portion of the loan is to be forgiven. Amounts currently due bear interest based on the published rates of 90 day (Canadian) treasury bills.

Included in short-term debt at August 31, 2006 is estimated royalties of $60,045 payable to a third party from who the former sole shareholder of Island Scallops Ltd. originally acquired the shares of Island Scallops Ltd. The 1992 share purchase agreement (for Island Scallops) provided that the third party was to receive from the Company 3% of revenues of the Company as earned, on a quarterly basis, throughout the period from December 1, 1992 to November 30, 2002. The third party holds a first charge (or first lien) over inventory of the Company (including broodstock) in the amount of $315,770 in support of its royalty entitlement. The third party has not taken further action to enforce payment of the arrears liability. To date, we have accrued the entire balance of $60,045 as a current liability and we plan to pay it with available funds in the near future.

Included in short-term notes payable at August 31, 2006 is an unsecured non-interest bearing demand loan from an individual with a face value of $45,260 and no specific terms of repayment. However, the lender has informally requested that the loan be repaid in full by October 6, 2008.

NOTE 8.  LONG TERM DEBT

These consolidated financial statements include a Western Diversification Program non-interest bearing loan to Island Scallops that requires repayment equal to 12% of gross revenues from scallop sales of the Company, payable semi-annually, with no specified due date. At August 31, 2006 as Island Scallops is in arrears in respect to the payment of these amounts, the full principal balance of $611,055 is reflected as a current liability. Our management of the Company is seeking to renegotiate terms of repayment of this debt (for additional information see Note 15 - Subsequent Events).

These consolidated financial statements include the Company's wholly owned subsidiary's (Island Scallops) unsecured non-interest bearing loan from the National Research Council of Canada Industrial Research Assistance Program which requires quarterly payments commencing March 1, 2003 equal to 3% of gross black cod revenues of the Island Scallops until the earlier of full repayment or December 1, 2012. The amount repayable is up to 150% of the original advance of $397,532, if repayment is before December 1, 2007. If at December 1, 2012, Island Scallops has not earned sufficient revenues to be required to repay the original loan amount, the remaining portion of the loan is to be forgiven. Amounts currently due at August 31, 2006, bear interest at a rate of 1% per month. At August 31, 2006, Island Scallops is in arrears in respect to the payment of these amounts. The National Council of Canada Industrial Research Assistance Program has requested payment of the $59,856 that they claim is owed under this loan agreement. As such, at August 31, 2006, $59,856 is included in accounts payable and accrued liabilities and remaining full principal balance of $337,676 is reflected as a current liability. The Company is seeking to renegotiate the repayment terms.

These consolidated financial statements include two bank loans for Island Scallops. The first bank loan is repayable at $1,128 per month, plus interest calculated at the floating base rate of the Business Development Bank of Canada plus 1.5% annum (7.5% as of August 31, 2006), is due February 23, 2009, and is secured by a General Security Agreement over the assets of the Company's wholly owned subsidiary (Island Scallops), a mortgage charge on Island Scallop's real property and a personal guarantee of $45,110 by our Chairman, President and CEO, and former sole shareholder of Island Scallops. At August 31, 2006, the principal due is $33,833. The second bank loan is repayable at $470 per month plus interest calculated at (Canadian) prime plus 3% per annum (9% as of August 31, 2006), is unsecured and is due October 23, 2007. At August 31, 2006, the principal due is $6,384.

As a result, at August 31, 2006, the Company had $988,949 of long-term debt less a current portion of $948,732 for a balance of $40,217. Principal payments due within each of the next five fiscal years and subsequently, in respect to long term debt are approximately as follows:

                     2007                               $948,732
                     2008                                 $6,384
                     2009                                $33,833
                                             -------------------

                                                        $988,949
                                             ===================

NOTE 9.  WARRANT LIABILITIES


The warrants that each investor received as a result of our April 12, May 30, June 30 and July 11 Preferred Stock Financing (see Note 13 - Preferred Stock Financing for additional details) contained a cashless exercise provision that becomes effective if our registration statement (that we are required to file under the registration rights agreement) is not declared effective one-year after the initial issue date of each warrant. As such and in accordance with the accounting guidelines under SFAS No. 133, we valued the warrants as a derivative financial instrument and the corresponding liabilities were entered onto our consolidated balance sheet, measured at fair value. The Company determined the fair value of the warrants as follows as of April 12, 2006, May 30, 2006, June 30, 2006 and July 11, 2006 (the issuance date):

The Company used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (one, three or five), underlying stock price of $1.10 (at April 12), $1.40 (at May 30), $1.35 (at June 30) and $1.40 (July 11) no dividends; a risk free rate of 4.91%, 4.90% and 4.91%, which equals the one, three and five-year yield on Treasury bonds at constant (or fixed) maturity (for those warrants issued on April 12), a risk free rate of 4.99%, which equals three and five-year yield on Treasury bonds at constant (or fixed) maturity (for those warrants issued on May
30), a risk free rate of 4.71% and 4.70%, which equals the three and five-year yield on Treasury bonds at constant (or fixed) maturity (for those warrants issued on June 30) and a risk free rate of 4.71% and 4.70%, which equals the three and five-year yield on Treasury bonds at constant (or fixed) maturity (for those warrants issued on July 11); and volatility of 93%. Under the assumptions, the Black-Scholes option pricing model yielded an aggregate value of approximately $19,494,000 with a current portion of approximately $1,225,000.

The Company performed the same calculations as of August 31, 2006, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, the Company used an underlying stock price of $1.40 per share; no dividends; a risk free rate of 5.00%, 4.71% and 5.70%, which equals the one, three and five-year yield on Treasury bonds at constant (or fixed); and maturity volatility of 97%. The resulting aggregate allocated value of the warrants as of August 31 2006 equaled approximately $22,160,000. The change in fair value of approximately $2,666,000 (with a current portion of roughly $519,000) was recorded for the period ended August, 2006.

Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders' equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in operating expenses.

NOTE 10.  CONTINGENT LIABILITIES

The Company's wholly owned subsidiary, Island Scallops, entered into an Agreement in the 1998 year with two parties, under which Island Scallops was to produce and sell geoduck seed to the two parties. Island Scallops received advance payments from each of the two parties in the 2002 year of approximately $64,140 and recognized related revenue of $43,705 in respect to seed delivered in the 2002 year. The balance of the deposits received (advance payments), net of sales, totaling $118,963, is included in accounts payable and accrued liabilities.

Management's position is that the two parties violated the terms of the agreement, such that the Company is entitled to retain the balance of the deposits. Per the terms of the original agreement, Island Scallop was entitled to make up any shortfall in the product produced in the following year. Although product was available and offered by Island Scallops in the following year, the two parties refused to honor the terms of the agreement and would not accept the product (to make up the shortfall) in the following YEAR.

As of August 31, 2004, one of the two parties had made claims that the Company owed to it amounts totaling $88,925. This particular party believed that the agreement required Island Scallops to deliver the product in year one and did not allow Island Scallop to make up any shortfall with product produced in the following year. The balance included in accounts payable and accrued liabilities related to this party is $34,708.

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at August 31, 2006 are as follows:

                                                           August 31,
                                                              2006
                                                       ---------------
       Deferred tax asset attributable to:
           Net operating loss carryover                $       884,219
           Less, valuation allowance                          (884,219)
                                                       ---------------
       Total net deferred tax asset                    $             -
                                                       ===============

Edgewater follows Statement of Financial  Accounting  Standards Number 109 (SFAS
109), "Accounting for Income Taxes." SFAS No. 109 requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $884,219 at August 31, 2006 is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance for 2006 was approximately $438,661.

At August 31, 2006 Edgewater had net operating loss carryforwards amounting to approximately $524,000 for U.S. and Canadian tax purposes, respectively, that expires in various amounts beginning in 2009 and 2009 in the U.S. and Canada, respectively.

The federal statutory tax rate reconciled to the effective tax rate for 2006 is as follows:

                                                      2006         2005
                                                    --------------------
Tax at U.S. statutory rate                            34.0%        34%
State tax rate, net of federal benefits                0.0          0.0
Foreign tax rate in excess of U.S. statutory rate     17.6%        17.6%
Change in valuation allowance                         51.6%        51.6%
                                                    --------------------
Effective tax rate                                     0.0%         0.0%
                                                    ====================


NOTE 12.  STOCK-COMPENSATION EXPENSE

In October 2005, we engaged Aurelius Consulting to provide marketing and investor relations services. The initial term of the agreement is one year. Aurelius is entitled to receive 100,000 shares of our restricted common stock during the term of its agreement (25,000 per quarter), in consideration for their services. The shares were valued at $1.45 per share, the closing bid price for shares of our common stock on the date of the contract. Therefore, the total aggregate value of the transaction recognized by the Company in the first quarter of 2006 was $145,000.

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

On January 31, 2006, we issued 400,000 shares of our restricted common stock to World Wide Mortgage as consideration for agreeing to extend the due date to April 15, 2006 for us to repay our CDN $1,500,000 loan pursuant to the bridge loan agreement dated November 9, 2004 and amended on April 15, 2005 between us and World Wide. The shares have piggy-back registration rights that require us to register the shares in our next registration statement. The shares were valued at $1.30 per share, the closing bid price for shares of our common stock on the date we issued the shares. Therefore, the total aggregate value of the transaction is $520,000 which was recorded as interest expense.

On June 30, 2006, we issued 22,860 shares of common stock to the two accredited investors of our April 12 and May 30, 2006 financings as payment of the semi-annual dividend (8% per annum) per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (see Note 13 - Preferred Shares Financing for additional information on the Series A Convertible Preferred Stock). The number of shares issued was based on the Dividend Payment at a rate of 8% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000 for the April 12 financing and $1,500,000 for the May 30 financing) payable in shares equal to 90% of the quotient of (i) the Dividend Payment divided by (ii) the average of the VWAP for the twenty (20) trading days immediately preceding the date the Dividend Payment is due, but in no event less than $0.65. As such, the shares were valued at approximately $34,700 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

Stock Options

In August 2005, our Board of Directors approved the "Edgewater Foods International 2005 Equity Incentive Plan." The Board of Directors reserved 5,000,000 shares of our common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants to Edgewater. As of August 31, 2006, our Board of Directors had authorized the issuance of 282,000 options to employees.

Stock option activity during the year ending August 31, 2006 was as follows:

                                                                Weighted Average
                                              Number of          Exercise Price
                                                 Shares
                                            -----------------------------------
Outstanding, August 31, 2005                       282,000    $            1.50
    Granted                                             --                  --
    Exercised                                           --                  --
    Forfeited                                           --                  --
    Expired                                             --                  --
                                            -----------------------------------
Outstanding, August 31, 2006                       282,000    $
                                                                           1.50
                                            ===================================
Exercisable, August 31, 2006                       282,000    $
                                                                           1.50
                                            ===================================

At August 31, 2006, 62,000 of the outstanding options expire in August 2010 with the remaining balance of 220,000 having an expiration date of August 2015.

NOTE 13.  PREFERRED STOCK FINANCING

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

In connection with the April 12, 2006 financing, we paid cash compensation to a placement consultant in the amount of $84,960 and issued him 188,800 warrants. Each of the placement consultant's warrants allow him to purchase one share of our Series A Preferred Stock, and one half of each of the Series A-I Warrants and one Series J warrant. Each of the placement consultant's warrants to purchase the securities described above is exercisable at a price of $0.5625 per warrant, for a period of three years. The fees were recorded as a cost of capital.

On May 30, 2006, we completed another round of private equity financing of $1,500,000 with one accredited investor pursuant to a Series A Convertible Preferred Stock Purchase Agreement. Net proceeds from this financing were approximately $1,380,000. We issued 2,000,000 shares of our Series A Preferred Stock, stated value of $0.75 per share, at a purchase price of $0.75 per share and the investor also received one of each of the following warrants: (i) Series A Warrant, (ii) Series B Warrant, (iii) Series C Warrant, and (iv) Series D Warrant, each to purchase a 1,000,000 shares of Common Stock; therefore, we issued a total of 4,000,000 Warrants. Each of the Warrants has a term of 5 years and is identical to the Series A-D Warrants we issued to investors pursuant to the financing we closed on April 12, 2006 as disclosed in our Current Report on Form 8-K filed on April 14, 2006. Each share of the Series A Preferred Stock is convertible into one fully paid and nonassessable share of our common stock.

In connection with the May 30, 2006 financing, we paid cash compensation to a placement consultant in the amount of $120,000 and issued him 200,000 warrants. Each of the placement consultant's warrants allow him to purchase one share of our Series A preferred stock, and one half of each of the Series A-D Warrants. Each of the placement consultant's warrants to purchase the securities described above is exercisable at a price of $0.75 per warrant, for a period of 3 years. The fees were recorded as a cost of capital.

On June 30, 2006 and July 11, 2006, we completed two final rounds of private equity financing, accepting subscriptions in the aggregate amount of $2,840,000 from nine institutional and accredited investors pursuant to the May 30, 2006 Series A Convertible Preferred Stock Purchase. On June 30, 2006 and July 11, 2006, we entered into separate Joinder Agreements to each of the Series A Convertible Preferred Stock Purchase Agreement and the Registration Rights Agreement, each dated as of May 30, 2006, with each of the new investors which added such investors as additional parties to the May 30, 2006 financing
documents.   Net  cash  proceeds  from  these  two  rounds  were   approximately
$2,808,000. Pursuant to these round two final financings, we issued a total of 3,786,666 shares of our Series A Preferred Stock, stated value of $0.75 per share, at a purchase price of $0.75 per share and each investor also received one of each of the following warrants: (i) Series A Warrant, (ii) Series B Warrant, (iii) Series C Warrant, and (iv) Series D Warrant, each to purchase 1,893,338 shares of Common Stock ; therefore, we issued a total of 7,573,352 Warrants in these two final rounds of financing. Each of the Warrants has a term of 5 years and is identical to the Series A-D Warrants we issued to investors pursuant to the financings we closed on April 12, 2006 and May 30, 2006. Each share of the Series A Preferred Stock is convertible into one fully paid and nonassessable share of our common stock.

In connection with the June 30, 2006 and July 11, 2006 financing, we paid a total placement consultant fee of $217,000. The placement consultant received $160,000 of his fee in securities (as described below) and $57,000 in cash. As a result, we issued the placement consultant 213,333 shares of our Series A Preferred Stock, and one of each of the A-D Warrants, each to purchase 106,667 shares of our Common Stock. The A-D Warrants issued to the placement consultant are identical to the Series A-D Warrants we issued to the investors as described above. The fees were recorded as a cost of capital.

We used a portion of the proceeds of the above referenced private equity financings to repay the entire balance of short-term loan with an authorized limit of $1,451,510 secured by our assets, including a mortgage charge in the amount of $1,451,510 on land and building of the Company, and by a personal guarantee of Robert Saunders, our Chairman, President and CEO, and former sole shareholder of Island Scallops. (For additional information on this note, please see Note 7 - Short Term Debt above)

Series A Preferred Stock

         Our Board of Directors of has designated 10,000,000 shares of our authorized preferred stock as Series A Convertible Preferred Stock. The principal terms of the preferred stock are as follows:

         Voting. Except with respect to specified transactions that may affect the rights, preferences, privileges or voting power of the Series A Preferred Stock and except as otherwise required by Nevada law, the Series A Preferred Stock has no voting rights. We shall not affect such specified transactions, which include authorizing, creating, issuing or increasing the authorized or issued amount of any class or series of stock, ranking pari passu or senior to the Series A Preferred Stock, with respect to the distribution of assets on liquidation, dissolution or winding up, without the affirmative vote or consent of the holders of at least 75% of the shares of the Series A Preferred Stock outstanding at the time, given in person or by proxy, either in writing or at a meeting, in which the holders of the Series A Preferred Stock vote separately as a class. The common stock into which the Series A Preferred Stock is convertible shall, upon issuance, have all of the same voting rights as other issued and outstanding common stock and none of the rights of the Series A Preferred Stock.

         Dividends. The holders of record of shares of Series A Preferred Stock are entitled to receive, out of any assets at the time legally available therefor and when and as declared by the Board of Directors, dividends at the rate of 8% per annum in shares of our common stock. The number of shares of common stock to be issued to the holder shall be an amount equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the daily volume weighted average price (VWAP) of our common stock for such date on the OTC Bulletin Board for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65. Dividends on the Series A Preferred Stock are cumulative, accrue and are payable semi-annually. Dividends on the Series A Preferred Stock are prior and in preference to any declaration or payment of any distribution on any outstanding shares of junior stock. So long as any shares of Series A Preferred Stock are outstanding, we will not declare, pay or set apart for payment any dividend or make any distribution on any junior stock (other than dividends or distributions payable in additional shares of junior stock), unless at the time of such dividend or distribution we shall have paid all accrued and unpaid dividends on the outstanding shares of Series A Preferred Stock.

         Conversion. At any time on or after the issuance date, the holder of any such shares of Series A Preferred Stock may, at the holder's option, elect to convert all or any portion of the shares of the Series A Preferred Stock held by such person into a number of fully paid and nonassessable shares of common stock equal to the quotient of (i) the liquidation preference amount ($0.75) of the shares of Series A Preferred Stock being converted plus any accrued but unpaid dividends divided by (ii) the conversion price, which initially is $0.75 per share, subject to certain adjustments.

         If within 3 business days of our receipt of an executed copy of a conversion notice the transfer agent shall fail to issue and deliver to a holder the number of shares of common stock to which such holder is entitled upon such holder's conversion of the Series A Preferred Stock or to issue a new preferred stock certificate representing the number of shares of Series A Preferred Stock to which such holder is entitled, we shall pay additional damages to such holder on each business day after such 3rd business day that such conversion is not timely effected in an amount equal 0.5% of the product of (A) the sum of the number of shares of common stock not issued to the holder on a timely basis and to which such holder is entitled and, in the event we failed to deliver a preferred stock certificate to the holder on a timely basis, the number of shares of common stock issuable upon conversion of the shares of Series A Preferred Stock represented by such certificate, as of the last possible date which we could have issued such certificate to such holder timely and (B) the closing bid price of our common stock on the last possible date which we could have issued such common stock and such certificate, as the case may be, to such holder timely. If we fail to pay those additional damages within 5 business days of the date incurred, then such payment shall bear interest at the rate of 2.0% per month (pro rated for partial months) until such payments are made.

         The conversion price of the Series A Preferred Stock may be adjusted in the event of (i) combination, stock split, or reclassification of the common stock; (ii) capital reorganization; (iii) distribution of dividends; or (iv) the issuance or sale of additional shares of common stock or common stock equivalents.

         Liquidation. In the event of the liquidation, dissolution or winding up of our affairs, whether voluntary or involuntary, the holders of shares of Series A Preferred Stock then outstanding shall be entitled to receive, out of our assets available for distribution to its stockholders, an amount equal to $0.75 per share or the liquidation preference amount, of the Series A Preferred Stock plus any accrued and unpaid dividends before any payment shall be made or any assets distributed to the holders of the common stock or any other junior stock. If our assets are not sufficient to pay in full the liquidation preference amount plus any accrued and unpaid dividends payable to the holders of outstanding shares of the Series A Preferred Stock and any series of preferred stock or any other class of stock ranking pari passu, as to rights on liquidation, dissolution or winding up, with the Series A Preferred Stock, then all of said assets will be distributed among the holders of the Series A Preferred Stock and the other classes of stock ranking pari passu with the Series A Preferred Stock, if any, ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The liquidation payment with respect to each outstanding fractional share of Series A Preferred Stock shall be equal to a ratably proportionate amount of the liquidation payment with respect to each outstanding share of Series A Preferred Stock. All payments pursuant thereto, shall be in cash, property (valued at its fair market value as determined by an independent appraiser reasonably acceptable to the holders of a majority of the Series A Preferred Stock) or a combination thereof; provided, however, that no cash shall be paid to holders of junior stock unless each holder of the outstanding shares of Series A Preferred Stock has been paid in cash the full Liquidation Preference Amount plus any accrued and unpaid dividends to which such holder is entitled as provided herein. After payment of the full liquidation preference amount plus any accrued and unpaid dividends to which each holder is entitled, such holders of shares of Series A Preferred Stock will not be entitled to any further participation as such in any distribution of our assets.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

Corporate Offices

For the fiscal year ended August 31, 2006, our U.S. corporate office was located at 400 Professional Drive, Suite 310, Gaithersburg, Maryland 20878. This space was provided on a rent free basis by one of our shareholders. As a result, the Company did not recognize rental expense in the fiscal year.

Employment Agreements

We entered into an employment agreement with Mr. Robert Saunders as our Chairman and President effective on June 29, 2005. Subsequently in August 2005, Mr. Saunders was appointed CEO by our Board of Directors. Mr. Saunders will serve at the pleasure of the Board of Director's. For serving as President, Mr. Saunders' compensation will be US $60,000 per annum. Additionally, we agreed to grant Mr. Saunders a signing bonus of US $150,000 to be paid on closing of at least US $3,500,000 in third party financing and increase his compensation to $120,000 per annum if we receive at least US $5,000,000 in outside funding. After the completion of our Preferred Stock Financing (see Note 13 - Preferred Shares Financing for additional information on the Series A Convertible Preferred Stock), Mr. Saunders was due the signing bonus of $150,000 and a monthly salary of $10,000 per month beginning in August 2006. However, Mr. Saunders agreed to reduce his monthly salary to $5,000 per month until such time that we become significantly cash flow positive for its operations. Additionally, we are currently discussing possible restructuring/payment terms of the $150,000 bonus and the accrued salary of $70,000 as of August 31, 2006 until such time that we become significantly cash flow positive for its operations.

NOTE 15.  SUBSEQUENT EVENTS (UNAUDITED)

In September 2006, the Company entered into a Settlement Agreement with the Minister of Western Economic Diversification to amend the repayment terms of the Company non-interest bearing loan of $611,055 (to Island Scallops) with the Western Diversification Program. The Company agreed to repay the $174,976 due as of August 31, 2006 in accordance with a payment schedule beginning with a payment of $64,202 in September 2006 and continuing with monthly payment of roughly $10,070 until August 15, 2007. The parties agreed that the remaining balance of the $436,079 shall be repaid via quarterly payment equal to the greater of $31,577 or 4% of the gross scallop sales starting the quarter beginning on June 1, 2007 and subsequent quarters until the balance is repaid. Under the terms of this agreement, the first quarter payment will be due on September 30, 2007.

In September 2006, we engaged PR Global Concept GBR to provide international investor relations services. The initial term of the agreement is two years. Pursuant to the consulting agreement, we will pay PR Global $5,000 per month for the term of the agreement. As additional compensation, we will also issue a total of 500,000 options to purchase our common stock in quarter installments, the first of which vested immediately upon signing the agreement and the remainder of which will vest 3 months, 12 months and the final installment, 15 months after the date of signing; the options are exercisable at strike prices ranging from $1.40 to $2.25.

NOTE 16. GOING CONCERN

Prior to the completion of our Preferred Stock Financing (see Note 13 for additional details), our working capital had been primarily financed with various forms of debt. We have suffered operating losses since inception in our efforts to establish and execute our business strategy. As of August 31, 2006 we had a cash balance of approximately $1,800,000. Although management believes that we have adequate funds to maintain our business operations into the next fiscal year and until we become cash flow positive, we are likely to continue to suffer operational losses until the first quarter of our 2007 fiscal year. Until our operations are able to demonstrate and maintain positive cash flows, we may require additional working capital to fund our ongoing operations and execute our business strategy. Based on these factors, there is substantial doubt about our ability to continue as a going concern.

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

NOTE 17.    FOREIGN OPERATIONS

The Company's share of the net assets held outside of the United States totaled approximately $3,250,000 at August 31, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices or procedures or financial disclosure.


ITEM 8A. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF CONTROLS

As of the end of the period covered by this annual report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of (i) their disclosure controls and procedures, and (ii) their internal control over financial reporting. The evaluators who performed this evaluation were our Chief Executive Officer, Robert Saunders and Acting Chief Accounting Officer, Michael Boswell; their conclusions, based on and as of the date of the Evaluation (i) with respect to the effectiveness of our Disclosure Controls and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls are presented below.

CEO AND CFO CERTIFICATIONS

Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and Acting CAO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in the Company's reports filed with the Securities and Exchange Commission under the Securities Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the Acting CAO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) the Company's transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) the Company's transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

The Company's management does not expect that their Disclosure Controls or their Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE EVALUATION

The CEO and Acting CAO's evaluation of the our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and Acting CAO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, the Evaluation was to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether the Evaluators identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and Acting CAO disclose that information to our Board (audit committee), and our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. The Evaluators also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, they considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

CONCLUSIONS

Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and Acting CAO concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to us is made known to management, including the CEO and Acting CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

                                    PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and text set forth the names and ages of all directors and executive officers as of November 27, 2006. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders, which is anticipated to be held in January or February of 2007, and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. To date we have not had an annual meeting. Except as disclosed herein, there are no family relationships among directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Dr. Kristina Miller, our Chief Scientific Advisor is the wife of Robert Saunders, our Chairman, CEO and President.

NAME                        AGE       POSITION
----                        ---       --------
Robert Saunders              53      Chairman, CEO and President
Douglas C. MacLellan         50      Vice Chairman
Mark H. Elenowitz            36      Director
Robert L. Rooks              51      Director
Ian Fraser                   45      Director
Michael Boswell              37      Director, Acting Chief Accounting Officer

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

MARK H. ELENOWITZ, DIRECTOR. Mr. Elenowitz is a co-founder and managing director of the TriPoint family of companies. He is responsible for the overall corporate development of the firm and assisting Tripoint's clients with high-level financial services and general business development. From December 2002 to September 2005, Mr. Elenowitz was a board member of AXM Pharma formerly (AMEX:
AXJ).  From  September  2001 to March 2002,  Mr.  Elenowitz  was a Director  and
President  of  Image  World  Media,   Inc.,  an   international   media  company
specializing in the production and distribution of various media content for worldwide distribution across multiple media platforms, such as traditional television, film and the Internet. From February 1998 to October 2001, Mr. Elenowitz was Co-Chairman and Managing Director of GroupNow!, Inc., a financial consulting firm. In this role he was responsible for the company's overall corporate development and corporate finance. Mr. Elenowitz integrates a strong, successful entrepreneurial background with extensive financial services and capital markets experience. He is also the senior managing director of Investor Communications Company, LLC (ICC), a national investor relations firm he founded in 1996. Through ICC, Mr. Elenowitz has developed ongoing relationships with other investment banking firms, market makers, and analysts. Mr. Elenowitz has worked with over 30 publicly traded companies providing financial consulting and strategic planning services. Previously, Mr. Elenowitz held Series 7 and 63 licenses as a broker, and held a Series 24 license (Branch Manager) at regional brokerage firm and also served as Vice President of Sales at NYSE member firm. Mr. Elenowitz is the recipient of several entrepreneurial awards. He is a graduate of the University of Maryland School of Business and Management, with a Bachelor of Science in Finance.


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

DARRYL HORTON, DIRECTOR. Mr. Horton has been a businessman successfully involved in numerous construction and development projects for the past 35 years. He is the President, Manager and a Partner of Abbotsford Development Corporation and is currently managing a development project in Abbotsford, British Columbia called Eagle Mountain. Eagle Mountain is an upscale, master planned community of single family homes, town homes and commercial properties covering approximately 60 acres that is expected to be valued, upon completion, in excess of 200 million dollars. Prior to Eagle Mountain, Mr. Horton managed, owned and marketed numerous other residential and commercial projects including the construction of a 30 million dollar multi-function residential Intermediate Care Facility in LaJolla California. For 15 years Mr. Horton was a partner in a general contracting company that did various contracts with an average volume of about 25 million per year. In the 1970's, Mr. Horton was the Vice president of Community Builders, the largest single family developer in British Columbia. Mr. Horton is also the director of several other building and development companies in British Columbia.

VICTOR BOLTON, DIRECTOR. Mr. Bolton founded a Mechanical contracting firm after graduating from college and evolved that firm into all aspects of the construction industry including building and raw land developing as well as extensive property management. Retiring from this business in 2000, Mr. Bolton now focuses time and energy towards the food manufacturing field.


Significant Employees

The following are employees who are not executive officers, but who are expected to make significant contributions to our business:

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

AUDIT COMMITTEE AND FINANCIAL EXPERT

We have an Audit Committee as specified in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, composed of Douglas MacLellan (Chair), Robert Rooks and Ian Fraser. The Audit Committee focuses its efforts on assisting our Board of Directors to fulfill its oversight responsibilities with respect to our:

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

AUDIT COMMITTEE FINANCIAL EXPERT

Douglas MacLellan is our Audit Committee Financial Expert, as that term is defined in Item 401 of Regulation S-B and the Board has determined that Mr. MacLellan is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Mr. MacLellan's qualifications as an audit committee financial expert are described in his biography above.


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

We were a voluntary filer pursuant to Section 15(d) of the Act until August 30, 2006 and, therefore, our officers, directors and 10% or greater holders of our securities were not required to file reports pursuant to Section 16(a) during the fiscal year ended August 31, 2006. However, after we filed a Form 8-A to register our common stock and series A preferred stock pursuant to Section 12(g) of the Act, on August 30, 2006, based upon our review of copies of such reports, our officers, directors and 10% stockholders filed the reports required by
Section 16(a).

CODE OF ETHICS

On August  3,  2005,  we  adopted a code of  ethics  that  applies  to our Chief
Executive Officer and Principal Financial and Accounting Officer. You may obtain a copy of any of our codes of ethics at no cost, by written request to:
Edgewater Foods International,  Inc., 5552 West Island Highway,  Qualicum Beach,
British Columbia, Canada V9K 2C8; or, by oral request at: (250) 757-9811.


ITEM 10. EXECUTIVE COMPENSATION

                           Summary Compensation Table

                                                               ------------------------------ -----------
ANNUAL COMPENSATION                                            AWARDS                         Payouts
-------------------------------------------------------------- -------------- --------------- -----------
   (a)           (b)        (c)       (d)              (e)       (f)              (g)           (h)           (i)

                                                      Other                                                   All
Name                                                  Annual   Restricted       Securities                    Other
And                                                   Compen-  Stock            Underlying       LTIP        Compen-
Principal                                             sation   Award(s)         Options/       Payouts       sation
Position         Year     Salary($)  Bonus($)         ($)         $             SARs (#)         ($)           ($)
---------------- -------- ---------- -------------- --------- --------------- --------------- ------------ -----------

Robert           2006      60,000       150,000        0            0               0              0           0
Saunders,
Chairman,
President and
CEO(1)
---------------- -------- ---------- -------------- --------- --------------- --------------- ------------ -----------
Robert           2005      10,000          0           0            0               0              0           0
Saunders,
Chairman,
President and
CEO
---------------- -------- ---------- -------------- --------- --------------- --------------- ------------ -----------




Robert           2004         0            0           0            0               0              0           0
Saunders,
Chairman,
President and
CEO
---------------- -------- ---------- -------------- --------- --------------- --------------- ------------ -----------
Michael          2006         0            0           0            0               0              0           0
Boswell,
President and
Acting Chief
Account
Officer (2)
---------------- -------- ---------- -------------- --------- --------------- --------------- ------------ -----------
Michael          2005         0            0           0            0               0              0           0
Boswell,
President and
Acting Chief
Account Officer
---------------- -------- ---------- -------------- --------- --------------- --------------- ------------ -----------
Michael Boswell  2004         0            0           0            0               0              0           0
---------------- -------- ---------- -------------- --------- --------------- --------------- ------------ -----------


     (1) In June 2005, we entered into an employment agreement with Mr. Robert Saunders as our Chairman and President effective on June 29, 2005. Subsequently in August 2005, Mr. Saunders was appointed CEO by our Board of Directors. Mr. Saunders will serve at the pleasure of the Board of Director's. For serving as President, Mr. Saunders' compensation will be US $60,000 per annum. Additionally, we agreed to grant Mr. Saunders a signing bonus of US $150,000 to be paid on closing of at least US $3,500,000 in third party financing and increase his compensation to $120,000 per annum if we receive at least US $5,000,000 in outside funding. The Board recently approved the Compensation Committee's recommendation to reduce Mr. Saunders'
          compensation to $5,000 per month until our cash flow position improves, at which time the Committee will reconvene and recommend to the Board that Mr. Saunders' compensation increase back to $10,000 per month.

     (2) Mr. Boswell served as our President from March to June 2005, at which time Mr. Saunders replaced Mr. Boswell as President. Mr. Boswell has served as our Acting Chief Accounting Officer since August 2005. Mr. Boswell indirectly owns a minority interest in TriPoint Capital Advisors, LLC, a significant shareholder and party with which we maintain a consulting agreement. The Board recently approved the Compensation Committee's recommendation to pay TriPoint $15,000 per month, which includes fees for Mr. Boswell's services as our Acting Chief Accounting during 2005, however TriPoint agreed to reduce such fee to $7,000 per month until our cash flow position improves, at which time the Committee will reconvene and recommend a return to $15,000 per month. In addition, TriPoint has agreed not to accept any additional fees, other than expenses, until we are sufficiently funded to carry out our business and operations. Although Mr. Boswell did not work for us in any capacity until 2005, we are required to include our last three fiscal years in the above table. According to the above reasons, Mr. Boswell did not receive any compensation in 2003, 2004 or 2005.


Options/SARs

We did not grant any options or SARs to any of our named executive officers during the last fiscal year nor did any of our executive officers exercise any options or SARs during the last fiscal year.

Long Term Incentive Plans

No Long Term Incentive awards were granted in the last fiscal year.


BOARD OF DIRECTORS

Our directors who are employees do not receive any compensation from us for services rendered as directors. The Board has created three classes of fees for outside directors: (1) outside directors who are "independent," as defined in the Exchange Act will be paid $500 per meeting, whether telephonic or in person for director fee - there shall not be any fees for written consents in lieu of board meetings; (2) outside directors who are not "independent" will not receive any fees at this time, but once our cash flow position improves, the Compensation Committee will reconvene and make recommendations; (3) the Vice Chairman will receive $3,000 per month, which includes $1,500 per month for his role as Chairman of our Audit Committee. Additionally, although we do not currently provide stock based compensation to our outside directors, in the future we may grant outside directors incentive-based stock compensation.

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

     o Finance Committee, which is comprised of Mark Elenowitz (Chair), Douglas MacLellan and Robert Saunders.

     o Compensation Committee, which is comprised of Ian Fraser (Chair), Mark Elenowitz and Doug MacLellan.

     o Disclosure Committee, which is comprised of Douglas MacLellan (Chair), Robert Saunders and Michael Boswell.

     o Nominating Committee, which is comprised of Robert Saunders (Chair), Douglas MacLellan and Robert Rooks.

EMPLOYMENT AGREEMENTS

In June 2005, we entered into an employment agreement with Robert Saunders, our Chairman, CEO and President. Mr. Saunders will serve at the pleasure of the Board of Directors. Pursuant to his employment agreement, Mr. Saunders' compensation will be $60,000 (USD) per annum for his services as our President. Following the receipt of at least $5,000,000 (USD) min outside funding, Mr. Saunders will receive an additional $10,000 per month for his services as Chairman and, thereafter, $20,000 per month provided that we achieve gross revenues of at least $20,000,000 (USD) for our most recent fiscal year and continuing as long as we maintain gross revenues of at least $20,000,000 (USD) for each successive fiscal year. If we fail to achieve gross revenue of $20,000,000 (USD) in a successive fiscal year, Mr. Saunders compensation as Chairman shall be reduced to $10,000 (USD) per month. Additionally, we agreed to grant Mr. Saunders a signing bonus of $150,000 (USD) to be paid upon the closing of at least $3,500,000 in new third party financing. In August 2006, our Board approved the following revisions to Mr. Saunders' compensation: reduce Mr. Saunders' compensation from $10,000 to $5,000 per month until our cash flow position improves, at which time the Compensation Committee will recommend that Mr. Saunders' compensation increase back to $10,000 per month. We are discussing possible restructuring/payment terms regarding the $70,000 deferred compensation from fiscal year 2006 and 2005 and the $150,000 bonus that was to be paid to Mr. Saunders upon the closing of at least US$3,500,000 in outside funding. Although we have yet to reach a final agreement on payment terms, we paid Mr. Saunders $50,000 towards the bonus in September of 2006.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities  authorized for issuance under equity  compensation plans. Please see
Part II, Item 5: "Market for Common Equity and Related Stockholder Matters" above.

Security Ownership of Certain Beneficial Owners and Management

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

As of November 27, 2006 we had a total of 21,049,926 shares of common stock and 7,821,333 shares of Preferred Stock issued and outstanding, which are the only issued and outstanding voting equity securities of the Company.

The following table sets forth, as of November 27, 2006: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our common stock and Preferred Stock (taken together as one class) known to us, the number of shares of common stock and Preferred Stock beneficially owned by each such person, and the percent of our common stock and Preferred Stock so owned; and
(b) the names and addresses of each director and executive officer, the number of shares our common stock and Preferred Stock beneficially owned, and the percentage of our common stock and Preferred Stock so owned, by each such person, and by all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of our common stock and Preferred Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock and Preferred Stock, except as otherwise indicated.


Name and Address                      Amount and Nature of        Percentage
                                      Beneficial Ownership        of Voting of
                                                                  Securities (1)

Robert Saunders                              9,900,000               34.29%
Chairman, President and CEO
5552 West Island Highway
Qualicum Beach, British Columbia
Canada V9K 2C8

Douglas C. MacLellan                         1,040,000                3.60%
Vice Chairman
8324 Delgany Avenue
Playa del Ray, CA 90293

Mark Elenowitz                               1,238,000 (2)            4.29%
Director
400 Professional Drive
Suite 310
Gaithersburg, MD 20879

Dr. Robert Rooks                               300,000                1.04%
Director
912 Pine Avenue
Huntington Beach, CA 90293

Ian Fraser                                     800,000                2.77%
Director
3056 West 2nd Avenue
Vancouver, British Columbia
Canada V6T 1E9

Michael Boswell                                938,000 (3)            3.25%
Director and
Acting Chief Accounting Officer
400 Professional Drive
Suite 310
Gaithersburg, MD 20879

Name and Address                      Amount and Nature of        Percentage
                                      Beneficial Ownership        of Voting of
                                                                  Securities (1)

Victor Bolton                                        0                0.0%
345-916 W. Broadway
Vancouver, BC V5Z 1K7

Darryl Horton                                        0                0.0%
33568 Eagle Mountain Drive
Abbortsford, BC V3G 2X7
All directors and officers as a
 group (8 persons)                         14,216,000               49.24%

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

To the best of our knowledge, there are no arrangements that could cause a change in our control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dr. Kristina Miller, our Chief Scientific Advisor is Robert Saunders, our Chairman, CEO and President's wife.

We are party to a consulting agreement with TriPoint Capital Advisors, LLC, a company in which Mark Elenowitz, a director and one of our significant shareholders, indirectly owns a 40% interest. Michael Boswell, our acting Chief Accounting Officer and one of our directors, indirectly owns a 30% interest in TriPoint. Louis Taubman, our outside corporate and securities counsel also indirectly owns an interest (30%) in TriPoint. Our Board recently approved the Compensation Committee's recommendation of a flat rate $15,000 per month fee, which shall be reduced to $7,500 per month until our cash flow position improves, for the legal services Louis Taubman provides us. The Board also approved the recommendation of a $15,000 per month fee, which shall be reduced to $7,000 per month until our cash flow position improves, for the Acting CFO type services and financial advisory services Michael Boswell and TriPoint, respectively, provide us. Additionally, our corporate offices in Gaithersburg, Maryland are currently provided by Tripoint Holdings, LLC, the parent company of Tripoint at no cost to us.

Island Scallops, our wholly owned subsidiary, recently transferred 100% ownership of RKS Laboratories, Inc. to Robert Saunders, our Chairman, CEO and President. RKS is a Vancouver research and development that is working towards developing superior strains of scallops (developed by Island Scallops and known as the Pacific Scallop) with beneficial traits such as higher meat yield and rapid growth. Island Scallops agreed to transfer its ownership of RKS in consideration for the grant to Island Scallops by RKS and Robert Saunders of a right of first refusal to commercialize any intellectual property developed by RKS. Island Scallops has the right to acquire or use any intellectual property from RKS at RKS' cost, in perpetuity or until such time as RKS shall cease to exist. In June and August 2006, Island Scallops agreed to loan RKS a total of approximately $23,000 under two non-interest bearing notes that are secured by all assets of RKS and are due on or before June 15, 2007 or August 31, 2007, respectively.


ITEM 13. EXHIBITS LIST


Exhibit Number      Description
--------------      -----------

3.1+                Articles of Incorporation of the Company, as amended.

3.2 Amended and restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 16, 2005).

4.1+ Form of certificate representing shares of the Company's common stock.

4.2 Form of Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 14, 2006).

4.3+ Form of certificate representing shares of the Company's preferred stock.

10.1 Form of Series A Convertible Preferred Stock Purchase Agreement, dated April 12, 2006, by and between the Company and each of the Purchasers thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 14, 2006).

10.2 Form of Registration Rights Agreement, dated April 12, 2006, by and between the Company and each of the Purchasers thereto. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 14,
                    2006).

10.4 Form of Individual Lock-Up Agreement dated April 12, 2006 by and between the Company and each of the shareholders listed therein. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 14,
                    2006).

10.5 Form of Lock-Up Agreement dated April 12, 2006 by and between the Company and World Wide Mortgage Corporation. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 14, 2006).

10.6 Form of Series A Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on April 14, 2006).

10.7 Form of Series B Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on April 14, 2006).

10.8 Form of Series C Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on April 14, 2006).

10.9 Form of Series D Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on April 14, 2006).

10.10 Form of Series E Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on April 14, 2006).

10.11 Form of Series F Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed on April 14, 2006).

10.12 Form of Series G Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed on April 14, 2006).

10.13 Form of Series H Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K filed on April 14, 2006).

10.14 Form of Series J Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K filed on April 14, 2006).

10.15 Form of Series A Convertible Preferred Stock Purchase Agreement, dated May 30, 2006, by and between the Company and each of the Purchasers thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 30, 2006).

10.16 Form of Registration Rights Agreement, dated May 30, 2006, by and between the Company and each of the Purchasers thereto. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 30, 2006).

10.17 Form of Series A Warrant dated May 30, 2006. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 30, 2006).

10.18 Form of Series B Warrant dated May 30, 2006. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 30, 2006).

10.19 Form of Series C Warrant dated May 30, 2006. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 30, 2006).16, 2005).

10.20 Form of Series D Warrant dated may 30, 2006. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on May 30, 2006).

10.21 Amendment to Registration Rights Agreement dated May 30, 2006(Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on August 16,
                    2005).

10.22 Form of Joinder Agreement to the Series A Convertible Preferred Stock Purchase Agreement, dated May 30, 2006, by and between the Company and each of the Purchasers thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 30, 2006).

10.23 Form of Joinder Agreement to the Registration Rights Agreement, dated May 30, 2006, by and between the Company and each of the Purchasers thereto. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 30, 2006).

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

+ Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

         The aggregate fees billed for professional services rendered by LBB & Associates, Ltd., LPP (formerly Lopez, Blevins, Bork & Associates, LLP) for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2006 and 2005 were approximately $46,000 and $9,000, respectively.

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


/s/  Robert Saunders                               Dated: November 28, 2006
---------------------------
Robert Saunders
President and Chief Executive Officer

/s/  Michael Boswell                               Dated: November 28, 2006
---------------------------
Michael Boswell
Director & Acting Chief Accounting Officer

/s/  Douglas C. MacLellan                          Dated: November 28, 2006
---------------------------
Douglas C. MacLellan
Vice-chairman of the Board

/s/  Mark H. Elenowitz                             Dated: November 28, 2006
---------------------------
Mark H. Elenowitz
Director

/s/  Robert Rooks                                  Dated: November 28, 2006
--------------------------
Dr. Robert Rooks
Director

/s/  Ian Fraser                                    Dated: November 28, 2006
--------------------------
Ian Fraser
Director

                                                   Dated:
--------------------------
Victor Bolton
Director

/s/  Daryl Horton                                  Dated: November 28, 2006
--------------------------
Darryl Horton
Director