Form 10QSB
period 2006-11-30
EDGEWATER FOODS INTERNATIONAL, INC.
filed 2007-01-16
CIK 1231339

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE TRANSITION PERIOD FROM _______________ TO _______________


COMMISSION FILE NUMBER

                       EDGEWATER FOODS INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Nevada                                    20-3113571
  -------------------------------           ---------------------------------
  (STATE OR OTHER JURISDICTION OF           (IRS EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

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


AS OF JANUARY 16, 2006, THERE WERE 21,188,491 SHARES OF COMMON STOCK, PAR VALUE $0.0001 OUTSTANDING AND 7,821,333 SHARES OF PREFERRED SERIES A STOCK, PAR VALUE IS $.001.

PART I-FINANCIAL INFORMATION ............................................     3

Item 1. Financial Statements Note:

Unaudited Consolidated Balance Sheet at November 30, 2006................     3

Unaudited Consolidated Statements of Operations for the three months
ended November 30, 2006 and 2005 ........................................     5

Unaudited Consolidated Statements of Cash Flows or the three months
ended November 30, 2006 and 2005.........................................     6

Unaudited notes to Consolidated Financial Statements.....................     8

Item 2-Management's Discussion and Analysis of Results of Operations
and Financial Condition .................................................    19


Item 3-Controls and Procedures ..........................................    22

PART II-OTHER INFORMATION................................................    24

Item 1.  LEGAL PROCEEDINGS...............................................    24

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....    24

Item 3.  DEFAULTS UPON SENIOR SECURITIES.................................    24

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............    25

Item 5.  OTHER INFORMATION...............................................    25

Item 6.  EXHIBITS .......................................................    25

PART I - FINANCIAL INFORMATION

                          EDGEWATER FOODS INTERNATIONAL
                           CONSOLIDATED BALANCE SHEET
                                NOVEMBER 30, 2006
                                   (unaudited)
                                                                        2006
                                                                        ----
ASSETS

Current assets:
       Cash                                                        $    815,815
       Accounts receivable, net                                          52,133
       Inventory                                                      1,389,664
       Other current assets                                              74,469
                                                                   ------------

       Total current assets                                           2,332,081

Property, plant and equipment, net                                    2,094,598

Investments in other assets                                               3,526
                                                                   ------------

       Total assets                                                $  4,430,205
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Short term debt                                             $    456,045
       Current portion of warrant liabilities                         1,942,024
       Current portion of long term debt                                445,648
       Accounts payable and accrued liabilities                         620,220
                                                                   ------------

       Total current liabilities                                      3,463,937

Warrant liabilites, net of current portion                           22,985,903
Long term debt, net of current portion                                  425,020
                                                                   ------------

       Total liabilities                                             26,874,860
                                                                   ------------

Stockholders' deficit
       Series A Preferred stock, no par $0.001, 10,000,000
        authorized, 7,821,333 issued and outstanding                      7,821
       Common stock, no par $0.0001, 100,000,000
        authorized, 21,049,926 issued and outstanding                     2,105
       Additional paid in capital                                            60
       Accumulated deficit                                          (22,154,289)
       Accumulated other comprehensive income -
        foreign exchange adjustment                                    (300,352)
                                                                   ------------

       Total stockholders' deficit                                  (22,444,655)
                                                                   ------------

       Total liabilities and stockholders' deficit                 $  4,430,205
                                                                   ============


See accompanying notes to consolidated financial statements.

                          EDGEWATER FOODS INTERNATIONAL
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDING NOVEMBER 30


                                                       2006            2005
                                                   ------------    ------------
                                                    (unaudited)     (unaudited)

Revenue                                            $    123,187    $    160,035
Cost of goods sold                                      191,069         171,733
                                                   ------------    ------------

Gross margin                                            (67,882)        (11,698)
                                                   ------------    ------------

Expenses from operations:
      General and administrative expenses              (175,931)        (43,111)
      Salaries and benefits                             (88,381)        (44,016)
      Stock compensation expense                           --          (182,500)
                                                   ------------    ------------

Total operating expenses                               (264,312)       (269,627)
                                                   ------------    ------------

Loss from operations                                   (332,194)       (281,325)
                                                   ------------    ------------

Other income (expense):
      Interest expense, net                              (6,760)        (53,519)
      Change in fair value of warrants               (2,768,477)           --
      Other income                                        2,308           4,102
                                                   ------------    ------------

                Other income (expense), net          (2,772,929)        (49,417)
                                                   ------------    ------------

Net loss                                             (3,105,123)       (330,742)

Foreign currency translation                            (44,032)        (23,177)

Total comprehensive loss                           $ (3,149,155)   $   (353,919)
                                                   ============    ============

Net loss per share
      Basic and diluted                            $      (0.15)   $      (0.02)

Weighted average shares outstanding
      Basic and diluted                              21,000,842      20,564,246



See accompanying notes to consolidated financial statements.

                          EDGEWATER FOODS INTERNATIONAL
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                         THREE MONTHS ENDED NOVEMBER 30

                                                         2006           2005
                                                     -----------    -----------
                                                     (unaudited)    (unaudited)
Cash flows from operating activities:

     Net loss                                        $(3,105,123)   $  (330,742)

     Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation, depletion and amortization           49,055         79,869
       Changes in fair value of warrants               2,768,477           --
       Common stock issued for services                     --          182,500

     Changes in current assets and liabilities:
       Accounts receivable                               (13,283)       (36,995)
       Other current assets                               (6,873)         4,404
       Inventory                                        (137,613)      (173,051)
       Accounts payable                                  (67,874)        70,387
       Bank overdrafts                                      --           11,964
                                                     -----------    -----------

Net cash used in operating activities                   (513,234)      (191,664)
                                                     -----------    -----------

Cash flows from investing activities:

     Purchase of property, plant and equipment          (360,571)        (2,499)
                                                     -----------    -----------

Net cash used in investing activities                   (360,571)        (2,499)
                                                     -----------    -----------

Cash flows from financing activities:

     Proceeds from short term debt                          --          244,433
     Payment of short term debt                             (522)          --
     Proceeds of long term debt                             --            1,069
     Payment of long term debt                           (90,839)        (6,523)
                                                     -----------    -----------

Net cash provided by (used in) financing activities      (91,361)       238,979
                                                     -----------    -----------

Foreign currency translation effect                      (35,761)       (45,223)

Net decrease in cash                                  (1,000,927)          (407)

Cash, beginning of period                              1,816,742            560
                                                     -----------    -----------

Cash, end of period                                  $   815,815    $       153
                                                     ===========    ===========

Supplemental disclosure of cash flow information

Net cash paid
Interest                                             $      --      $      --
                                                     ===========    ===========
Income taxes                                         $      --      $      --
                                                     ===========    ===========


See accompanying notes to consolidated financial statements.

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

On August 15, 2005, we completed a reverse acquisition of Heritage Management Corporation, a public shell company, as that term is defined in Rule 12b-2 of the Exchange Act, established under the laws of Nevada on June 12, 2000. To accomplish the share exchange we issued 19,000,000 shares of common stock on a one to one ratio for a 100% equity interest in Edgewater. Per the terms of the Share Exchange and Bill of Sale of Heritage Funding Corporation and E. Lee Murdoch, Heritage was delivered with zero assets and zero liabilities at time of closing. Following the reverse acquisition, we changed the name of Heritage Management Corporation to "Edgewater Foods International, Inc." The transaction was regarded as a reverse merger whereby Edgewater was considered to be the accounting acquirer as it retained control of Heritage after the exchange. Although Edgewater is the legal parent company, the share exchange was treated as a recapitalization of Edgewater. Edgewater is the continuing entity for financial reporting purposes. The Financial Statements contained herein have been prepared as if Edgewater had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended August 31, 2006. Results of operations for the three months ended November 30, 2006, are not necessarily indicative of the operating results for the full accounting year or any future period.

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

At November 30, 2006, inventory consisted of the following:

Biomass (Scallops):                         $1,389,664

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

Edgewater accounts for all derivatives financial instruments in accordance with SFAS No. 133. Derivative financial instruments are recorded as liabilities in the consolidated balance sheet, measured at fair value. When available, quoted market prices are used in determining fair value. However, if quoted market prices are not available, Edgewater estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.

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

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. None of Edgewater's derivative financial instruments held as of November 30, 2006 were designated as hedges.

Change in Depreciation Method

Effective  September  1,  2006,  as  a  result  of  management's  evaluation  of long-lived depreciable assets, we adopted the straight-line method of depreciation for all property, plant and equipment. Under the new provisions of SFAS No. 154 "Accounting Changes and Error Corrections, a replacement of APB
Opinion No. 20 and FASB Statement No. 3," which becomes effective as of September 1, 2006, a change in depreciation method is treated as a change in estimate. The effect of the change in depreciation method will be reflected on a prospective basis beginning September 1, 2006, and prior period results will not be restated. As the results of management's evaluation indicated the current estimated useful lives of our assets were appropriate, the depreciable lives of property, plant and equipment will not be changed. We believe that the change from the declining balance depreciation method to the straight-line method will better reflect the pattern of consumption of the future benefits to be derived from those assets being deprecated and will provide a better matching of costs and revenues over the assets' estimated useful lives.

Reclassifications

Certain 2005 amounts have been reclassified to conform to 2006 presentation.

Recent accounting pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Currently, there would be no effect of this interpretation on our financial position and results of operations.

During  September  2006,  the FASB  issued  Statement  of  Financial  Accounting
Standards ("SFAS") No. 157, Fair Value Measurements ("FAS 157"). FAS 157 establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and requires enhanced disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of FAS 157 will have on its financial position and results of operations.
During September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement. This SAB provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. This interpretation is effective for the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of this interpretation to have an impact on its financial position or results of operations.

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at November 30, 2006 consisted of the following:



                                                  Accumulated        Net Book
                                    Cost          Amortization       Value
                                    ------------------------------------------

Land                               $  222,163     $        -        $  222,163
Buildings                             501,896        222,957           278,939
Seawater piping and tanks             527,219        268,731           258,488
Boats and Barge                       329,282        120,863           208,419
Field equipment                     1,839,960        738,283         1,101,677
Office equipment                       14,585         12,268             2,317
Vehicles                               37,297         32,618             4,679
Computer equipment                     23,801          5,885            17,916
                                    ------------------------------------------
                                   $3,496,203     $1,401,605        $2,094,598


Depreciation expenses for the three month ended November 30, 2006 was $49,055.

NOTE 4.  RELATED PARTY TRANSACTIONS

We have five secured notes receivable from RKS Laboratories, Inc., a Vancouver research and development that is working towards developing superior strains of scallops with beneficial traits such as higher meat yield and rapid growth. (Robert Saunders owns 100% of RKS.) The first non-interest bearing note in the amount of $17,632 is secured by all assets of RKS is due on or before June 15, 2007. The second non-interest bearing note in the amount of $4,858 is also secured by all assets of RKS is due on or before August 31, 2007. The third non-interest bearing note in the amount of $17,632 is also secured by all assets of RKS is due on or before September 15, 2007. The fourth non-interest bearing note in the amount of $13,224 is also secured by all assets of RKS is due on or before September 21, 2007. The fifth non-interest bearing note in the amount of $2,379 is also secured by all assets of RKS is due on or before November 30, 2007. These amounts are included in other current assets.

NOTE 5.  INVESTMENTS IN TENURES

Edgewater carries its Investment in Tenures at $3,526 at November 30, 2006. This amount represents the carrying costs of certain shellfish tenures acquired by Island Scallops' subsidiary, 377332 B.C. Ltd. Shellfish tenures are government-granted rights allowing limited use of offshore waters for the purposes of cultivation of shellfish. The granting of shellfish tenure rights are the responsibility of the Provincial (British Columbia) Government and not the Canadian Federal Government. As such, the government assistance that we receive via loan agreement with various Federal Agencies has no effect on our ability to renew and/or modify these tenure agreements. The tenure held by 377332 B.C. Ltd. has an expiration date of July 10, 2021. Other shellfish tenures held by Edgewater and our subsidiaries have expiration dates ranging from 2021 to 2024.

These tenures are considered to have an indefinite useful life because renewal on expiration is anticipated, and therefore are not subject to amortization.


NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Included in accounts payable and accrued liabilities are balances outstanding related to credit cards held in the name of one of our shareholders totaling $15,902 at November 30, 2006. We used these credit cards as a means of short term financing and incurs interest charges on such unpaid balances.

Included in accounts payable and accrued liabilities at November 30, 2006, is an amount of $116,247 in respect to an agreement to purchase geoduck seed from us (for additional information see Note 10 - Contingent Liabilities).

Included in accounts payable and accrued liabilities at November 30, 2006 is an amount of $64,922 payments due and interest accrued in respect to the loan from the National Research Council of Canada Industrial Research Assistance Program (see Note 8 - Long Term Debt for additional information).

NOTE 7.  SHORT TERM DEBT

These consolidated financial statements include Island Scallop's mortgage loan repayable at $1,984 per month including interest calculated at the greater of 10% and (Canadian) prime plus 6% (12% as of November 30, 2006). The loan, which is due on April 1, 2007, is secured by a second charge on the real property of Island Scallops. At November 30, 2006, the principal due is $188,145.

These consolidated financial statements include a non-interest bearing loan to Island Scallops from Industry Science and Technology Canada requiring repayment equal to 0.5% of Island Scallops' gross scallop sales for each preceding year, which is due January 1, 2007. If we did not generate sufficient revenues to repay the original amount of $160,503 by the due date, the remaining portion
($160,139 as of November 30, 2006) of the loan is to be forgiven. Amounts currently due bear interest based on the published rates of 90 day (Canadian) treasury bills.

Included in short-term debt at November 30, 2006, is estimated royalties of $58,674 payable to a third party from whom the former sole shareholder of Island Scallops originally acquired the shares of Island Scallops. The 1992 share purchase agreement (for Island Scallops) provided that the third party was to receive from the Company 3% of revenues from Island Scallops as earned, on a quarterly basis, throughout the period from December 1, 1992, to November 30, 2002. The third party holds a first charge (or first lien) over inventory of the Company (including broodstock) in the amount of $308,560 in support of its royalty entitlement. The third party has not taken further action to enforce payment of the arrears liability. To date, we have accrued the entire balance of $58,674 as a current liability and we plan to pay it with available funds in the near future.

Included in short-term notes payable at November 30, 2006, is an unsecured non-interest bearing demand loan from an individual with a face value of $44,226 and no specific terms of repayment. However, the lender has informally requested that the loan be repaid in full by October 6, 2008.

Included in short-term debt is a bank loan repayable at $458 per month plus interest calculated at (Canadian) prime plus 3% per annum (9% as of November 30, 2006), that is unsecured and is due October 23, 2007. At November 30, 2006, the principal due is $4,861.


NOTE 8. LONG TERM DEBT

These consolidated financial statements include a Western Diversification Program non-interest bearing loan to Island Scallops that requires repayment equal to 12% of gross revenues from our scallop sales, payable semi-annually, with no specified due date. In September 2006, we entered into a Settlement Agreement with the Minister of Western Economic Diversification to amend the repayment terms of our non-interest bearing loan of $597,103 (to Island Scallops) with the Western Diversification Program. We agreed to repay the $170,981 due as of August 31, 2006, in accordance with a payment schedule beginning with a payment of $62,736 in September 2006 and continuing with monthly payments of roughly $9,840 until August 15, 2007. The parties agreed that the remaining balance of the $426,122 shall be repaid via quarterly payments equal to the greater of $30,856 or 4% of the gross scallop sales starting the quarter beginning on June 1, 2007 and subsequent quarters until the balance is repaid. Under the terms of this agreement, the first quarter payment will be due on September 30, 2007. At November 30, 2006, the balance due is $514,686, of which $119,420 is reflected in the current portion of long term debt and the remaining balance of $395,266 is reflected as long term debt.

These consolidated financial statements include Island Scallops' unsecured non-interest bearing loan from the National Research Council of Canada
Industrial Research Assistance Program which requires quarterly payments commencing March 1, 2003 equal to 3% of gross black cod revenues of Island Scallops until the earlier of full repayment or December 1, 2012. The amount repayable is up to 150% of the original advance of $388,857, if repayment is before December 1, 2007. If at December 1, 2012, Island Scallops has not earned sufficient revenues to be required to repay the original loan amount, the remaining portion of the loan is to be forgiven. Amounts currently due at August 31, 2006, bear interest at a rate of 1% per month. At November 30, 2006, Island Scallops is in arrears in respect to the payment of these amounts. The National Council of Canada Industrial Research Assistance Program has requested payment of the $64,922 that they claim is owed under this loan agreement. As such, at November 30, 2006, $61,183 is included in accounts payable and accrued liabilities and the remaining full principal balance of $326,228 is reflected in the current portion of long term debt. We are seeking to renegotiate the repayment terms.

Included in long-term debt is one bank loans to Island Scallops. The bank loan is repayable at $1,102 per month, plus interest calculated at the floating base rate of the Business Development Bank of Canada plus 1.5% annum (9.5% as of November 30, 2006), is due February 23, 2009, and is secured by a General Security Agreement over the assets of Island Scallops, a mortgage charge on Island Scallops' real property and a personal guarantee of $44,080 by our Chairman, President and CEO, and former sole shareholder of Island Scallops. At November 30, 2006, the principal due is $29,754.

NOTE 9.  WARRANT LIABILITIES


The warrants that each investor received as a result of our April 12, May 30, June 30 and July 11 Preferred Stock Financing contained a cashless exercise provision that becomes effective one year after the original issuance date of such warrants if our registration statement (that we are required to file under the registration rights agreement) is not then in effect by the date such registration statement was required to be effective pursuant to the Registration Rights Agreement of the Preferred Stock Financing or not effective at any time during the Effectiveness Period (as defined in the Registration Rights

Agreement) in accordance with the terms of the Registration Rights Agreement. As such and in accordance with the accounting guidelines under SFAS No. 133, we valued the warrants as a derivative financial instrument and the corresponding liabilities were entered onto our consolidated balance sheet, measured at fair value. We determined the fair value of the warrants as follows as of April 12, 2006, May 30, 2006, June 30, 2006 and July 11, 2006 (the issuance dates):

We used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (one, three or five), underlying stock price of $1.10 (at April 12), $1.40 (at May 30), $1.35 (at June 30) and $1.40 (July 11) no dividends; a risk free rate of 4.91%, 4.90% and 4.91%, which equals the one, three and five-year yield on Treasury bonds at constant (or fixed) maturity (for those warrants issued on April 12), a risk free rate of 4.99%, which equals three and five-year yield on Treasury bonds at constant (or fixed) maturity (for those warrants issued on May 30), a risk free rate of 4.71% and 4.70%, which equals the three and five-year yield on Treasury bonds at constant (or fixed) maturity (for those warrants issued on June 30) and a risk free rate of 4.71% and 4.70%, which equals the three and five-year yield on Treasury bonds at constant (or fixed) maturity (for those warrants issued on July 11); and volatility of 93%. Under the assumptions, the Black-Scholes option pricing model yielded an aggregate value of approximately $19,494,000 with a current portion of approximately $1,225,000.

We performed the same calculations as of August 31, 2006, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, we used an underlying stock price of $1.40 per share; no dividends; a risk free rate of 5.01%, 4.71% and 4.70%, which equals the one, three and five-year yield on Treasury bonds at constant (or fixed); and maturity volatility of 93%. The resulting aggregate allocated value of the warrants as of August 31 2006 equaled approximately $22,160,000. The change in fair value of approximately $2,666,000 (with a current portion of roughly $519,000) was recorded for the period ended August 30, 2006.

We performed the same calculations as of November 30, 2006, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, we used an underlying stock price of $1.50 per share; no dividends; a risk free rate of 4.94%, 4.52% and 4.45%, which equals the one, three and five-year yield on Treasury bonds at constant (or fixed); and maturity volatility of 100%. The resulting aggregate allocated value of the warrants as of November 30, 2006 equaled approximately $24,928,000. The change in fair value of approximately $2,768,000 (with a current portion of roughly $198,000) was recorded for the period ended November 30, 2006.

Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders' equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in operating expenses.

NOTE 10.  CONTINGENT LIABILITIES

Our wholly owned subsidiary, Island Scallops, entered into an agreement in 1998 year with two parties, under which Island Scallops was to produce and sell geoduck seed to the two parties. Island Scallops received advance payments from each of the two parties in the 2002 of approximately $64,140 and recognized related revenue of $43,705 in respect to seed delivered in the 2002 year. The balance of the deposits received (advance payments), net of sales, totaling $116,247, is included in accounts payable and accrued liabilities.

Management's position is that the two parties violated the terms of the agreement and we are therefore entitled to retain the balance of the deposits. Per the terms of the original agreement, Island Scallops was entitled to make up any shortfall in the product produced in the following year. Although product was available and offered by Island Scallops in the following year, the two parties refused to honor the terms of the agreement and would not accept the product (to make up the shortfall) in the following year.

As of August 31, 2004, one of the two parties made claims that Island Scallops owed it an amount totaling $88,925. This particular party believed that the agreement required Island Scallops to deliver the product in year one and did not allow Island Scallops to make up any shortfall with product produced in the following year. The balance included in accounts payable and accrued liabilities related to this party is $33,914.

Any additional liability to us, or any reduction of the currently recognized liability, in respect to these deposits will be recorded at the time a conclusion to this matter can be determined.

Neither we nor our wholly owned subsidiary maintain insurance covering the replacement of our inventory. Consequently, we are exposed to financial losses or failure as a result of this risk.

NOTE 11.  STOCK-COMPENSATION EXPENSE

During the three months ended November 30, 2006, our Board of Directors did not authorize the issuance of shares of our restricted common stock for compensation. Therefore, we did not incur any stock compensation expense for the three months ended November 30, 2006.

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

In September 2006, we engaged PR Global Concept GBR to provide international investor relations services. The initial term of the agreement was for two years. Pursuant to the consulting agreement, we were to pay PR Global $5,000 per month for the term of the agreement. As additional compensation, we orginally agreed to issue a total of 500,000 options to purchase our common stock in quarter installments, the first 125,000 of which was to vest immediately upon signing of the agreement and the remainder of which was to vest in three equal amounts of 125,000 after 3 months, 12 months and the final installment, 15 months after the date of signing; the options are exercisable at strike prices ranging from $1.40 to $2.25. The options were to be exercisable for a period of three years from the date of the vesting.

In December 2006, we amended and restated PR Global's agreement and PR Global rescinded the orginal 500,000 options, at strike prices ranging from $1.40 to $2.20 that were issuable under the original agreement. (For additional information please see Note 14 - Subsequent Events.)

Stock option activity during the period ending November 30, 2006 was as follows:

                                                                    Weighted
                                                Number of           Average
                                                  Shares          Exercise Price
                                              ----------------------------------
Outstanding, September 1, 2006                    282,000       $
                                                                            1.50
    Granted                                            --                     --
    Exercised                                          --                     --
    Forfeited                                          --                     --
    Expired                                            --                     --
                                              ----------------------------------
Outstanding, November 30, 2006                    282,000       $
                                                                            1.50
                                              ==================================
Exercisable, November 30, 2006                    282,000       $           1.50
                                              ==================================

At November 30, 2006, 62,000 of the exercisable options expire in August 2010 with the remaining balance of 220,000 having an expiration date of August 2015.

NOTE 12.  SERIES A PREFERRED STOCK CONVERSION

On November 7, 2007, a holder of our series A preferred stock exercised their right to covert 66,666 shares of our series A preferred stock into 66,666 share of common stock. As such, we issued 66,666 shares of common stock and canceled 66,666 chares of our series A.

NOTE 13.  GOING CONCERN

Prior to the completion of our Preferred Stock Financing working capital had been primarily financed with various forms of debt. We have suffered operating losses since inception in our efforts to establish and execute our business strategy. As of November 30, 2006, we had a cash balance of approximately

$816,000. Although management believes that we have adequate funds to maintain our business operations into the second and third quarter and/or until we become cash flow positive, we continued to suffer operational losses in the first quarter of our 2007 fiscal year. Until our operations are able to demonstrate and maintain positive cash flows, we may require additional working capital to fund our ongoing operations and execute our business strategy. Based on these factors, there is substantial doubt about our ability to continue as a going concern.

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

NOTE 14.  SUBSEQUENT EVENTS

In December 2006, we entered into an Amended and Restated Agreement with PR Global Concept GBR. Under the terms of the amended agreement, PR Global was only eligible to receive a total of 350,000 (as opposed to 500,000 in the original agreement) options to purchase our common stock in the following installments:
25,000 options every 3 months after the date of the Amended Agreement for a total of four installments; one installment of 125,000 options 18 months from the date of the Amended Agreement; and, one installment of 125,000 options 24 months from the date of the Amended Agreement. The options issued in the first four installments were to be exercisable at a strike price of $1.52 and the last two installments were to be exercisable at a strike price of $2.25. The options were to be exercisable for a period of three years from the date of the vesting. Additionally, PR Global would no longer receive the $5,000 monthly payment; we did however pay the one month owed to PR Global under the original agreement when the Amended Agreement was signed. The Amended Agreement was otherwise unchanged from the originally entered into agreement with PR Global. On January 12, 2007, however, we terminated our Amended and Restated Agreement with PR
Global and ended our relationship with the firm. As such, we rescinded the 350,000 options that were to be issued under the amended agreement and PR Global is to receive no additional compensation.

On December 31, 2006, we issued 138,565 shares of common stock to the investors of our April 12, May 30, June 30 and July 11, 2006 financings as payment of the semi-annual dividend (8% per annum) per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (see Note 13 - Preferred Shares Financing for additional information on the Series A Convertible Preferred Stock). The number of shares issued was based on the Dividend Payment at a rate of 8% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000 for the April 12 financing, $1,500,000 for the May 30 financing, $1,550,000 for the June 30 financing and $1,450,000 for the July 11 financing) payable in shares equal to 90% of the quotient of (i) the Dividend Payment divided by (ii) the average of the VWAP for the twenty (20) trading days immediately preceding the date the Dividend Payment is due, but in no event less than $0.65. As such, the shares were valued at approximately $211,000 and the total aggregate value of the transaction was recorded as a preferred stock dividend.


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

OVERVIEW

In the first quarter of our 2007 fiscal year, we started harvesting the remaining balance of our 2004 year class of scallops and completed transferring our 2005 year-class scallops that were still maturing in our tenured growing sites and joint venture locations, to final stage large grow-out nets on our farm sites. We refer to the year-class of scallops based on when the scallops were spawned. Generally, the harvest occurs approximately 22 to 24 months after spawning of the scallops. Originally, we planned to ear-hang our entire 2005 scallop crop and subsequent year-classes, but after inspection of growth rates of the 2004 ear-hung crops and an analysis of the labor costs of ear-hanging versus lantern-style netting, we decided to use nets for the final grow-out stage of the 2005 crop and subsequent classes.

The harvest of the remaining 2004 scallop-class started slower than expected as we worked to develop improved processing and handling facilities and because the handling and harvesting of these ear-hung scallops (on our farm sites) proved to be tougher and more time consuming than originally expected. The combination of these two factors resulted in slower than anticipated harvest rates in the first quarter. Management believes that the improved processing facility, which is almost complete, will provide us with several important advantages that will lead to expedited sale processes in the upcoming months. Such advantages, which include a large onshore handling area that enables us to bring remaining ear-hung product indoors for line-removal and mass sorting (versus having to do the same onboard boats) and provides a significantly larger inventory holding and handling area, will help prevent future weather related harvest delays to our sales. Additionally, future scallops (starting with the 2005 scallop class) will be grown in nets and hung from our new and improved longline system thereby eliminating most of the problems that we experienced harvesting (and handling) the ear-hung product. Despite the slower than expected start to the 2004 year-class harvest and handling problems with our remaining ear hung product, we anticipate bringing a significant number scallops to market before the end of March 2007. Sales of the remainder of our 2004 scallop class between December 2006 and April 2007 are expected to produce more than $300,000 of revenue. Additionally, we plan on generating additional near term revenues via the sale of scallop and possibly other shellfish seed.

The use of DNA based family analysis that started in early 2000 and will continue through 2006, with the goal of breeding high meat yield scallops, began showing results in the harvest of our 2004 scallop class. Average weight per scallop increased from 150-180 grams to over 225-250 grams -- representing an increase of over 20% from the previous year. Management believes that the improved meat yield will allow us to continue to demand higher scallop prices per animal. Also, the Pacific scallop, farmed by us, continues to prove itself highly disease resistant, with up to a 95% survival rate during the grow-out phase.

We anticipate commencing harvesting up to approximately four million 2005 year-class scallops during April of 2007. During the first quarter of our 2007 fiscal year, we continued moving the 2006 scallop crop from the onshore ponds at our harvest facility into grow-out nets at our tenure sites. We anticipate that of the over 350 million larvae that were spawned during the 2006 spawning season, at least 10 million scallops could reach full maturity and thus be harvested. We expect to begin harvesting the 2006 year-class scallops during the Spring of 2008, however, we could begin harvesting portions of the class sooner if mortality rates (at various points of the growth cycle) are significantly better than our current projection or if growth rates are substantially higher. In addition, we expect our new longline and anchor systems, scallop nets and improved processing facility will continue to improve harvesting rates as our scallop classes increase in size.

As a result of the above, we believe that the 2005 scallop-class will produce at least $5.5 million of gross revenue over a twelve month period beginning in April of 2007. We anticipate that the harvest of our 2006 scallop class will eventually result in total gross revenue of at least $14.0 million over the twelve month period beginning in April 2008. If our mortality rates are better than our current projections, our revenues from the 2005 and 2006 scallop class could be higher, however, conversely, if our mortality rates are worse than we anticipate our revenues for this period could be lower than we anticipate. In addition, changes in the anticipated growth rates, projected harvesting cycles and large fluctuations in the price of scallops or the US-Canadian exchange rate could impact our current projections.


COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2006 TO THE THREE MONTHS ENDED NOVEMBER 30, 2005.

Revenues. Revenues for the three months ended November 30, 2006, were approximately $123,000. We had revenues of approximately $160,000 for the three months ended November 30, 2005. This is a decrease of approximately $37,000 or 23%. The decrease in our revenue was mainly the result of a slower than anticipated start to the 2004 harvest and an unexpected early season winter storm that forced us to curtail harvesting operations during at least one week in November. In addition, handling and harvesting of our 2004 ear-hung scallops proved to be tougher and more time consuming than originally expected, thereby slowing our anticipated harvest rates. Revenue during the three months ended November 30, 2005 was also bolstered by a one-time sale on inventory equipment and larger scallop seed sales. Scallop-only sales were slightly higher in the three months ended November 30, 2006 as opposed to the period ending November 20, 2005. As in the previous year, management continued its emphasis on the development and production of larger 2005 and 2006 scallop crops. Management believes that our emphasis on expansion of future crops coupled with the new processing facility will yield a significant increase in revenue starting as early as our next quarter and continuing thereafter.

Gross profit (loss). Gross loss for the three months ended November 30, 2006, was approximately $68,000, an increase of approximately $56,000 as compared to gross loss of roughly $12,000, for the three months ended November 30, 2005. The increase in the amount of gross loss for this quarter (as compared to the same quarter in our 2006 fiscal year) was mainly attributable to the slower than anticipated start to our 2004 class of scallops' harvest as we worked to develop improved processing and handling facilities. Additionally, because of an unusually large winter storm in November, we experienced some minor weather related sale delays as harvesting operations were under way during November. Aside from the slower than expected first quarter scallop sales, part of the increase in gross loss was attributable to an increase in costs related to a ramp-up of our processing personnel in preparation for increased future harvests and sales.

General and administrative. General and administrative expenses for the three months ended November 30, 2006, were approximately $264,000. Our general and administrative expenses were approximately $87,000 for the three months ended November 30, 2005. This is an increase of approximately $177,000 or 203%. Our increase in general and administrative expenses for the thee months ended
November 30, 2006 were attributable to costs associated with establishing, building, and supporting our infrastructure and included various consulting costs, legal and accounting fees, compensation paid as result of our recent financing, overhead, and salaries. We anticipate that these costs may continue to rise as we continue to expand our operations.

Stock compensation expense. During the three months ended November 30, 2006, our Board of Directors did not authorize the issuance of shares of our restricted common stock for compensation. As a result, we did not incur any stock compensation expense for the three months ended November 30, 2006. During the three months ended November 30, 2005, our Board of Directors authorized the issuance of shares of our restricted common stock to two consulting groups who would provide services to us. Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash expenses for the issuance of stock of approximately $183,000.

Other income (expense), net. Interest expense for the three months ended November 30, 2006, was approximately $7,000. Interest expense for the three months ending November 30, 2005, was approximately $54,000. The decrease in interest expense was mainly due to repayment of a large short term note in the third quarter of 2006. Other income for the three months ended November 30, 2006, was approximately $2,300 as opposed to other income of approximately $4,100 for the three months ended November 30, 2005. We recognized a loss of approximately $2,768,000 which was related to the change in the fair value of warrants issued to 10 institutional and accredited investors in conjunction with preferred stock financings on April 12, May 30, June 30 and July 11 and the market price of the common stock underlying such warrants at November 30, 2006. No such loss was recorded for the period ended November 30, 2005.

As a result, other expense for the three months ended November 30, 2006, was approximately $2,773,000 as compared to other expense of approximately $49,000 for the three months ended November 30, 2005. This increase was primarily attributed to loss associated with the change in fair value of the recently issued warrants.

Net profit (loss). As a result of the above, the net loss for three months ended November 30, 2006, was approximately $3,105,000 as compared to a net loss of approximately $331,000 for the three months ended November 30, 2005.

Liquidity and Cash Resources. At November 30, 2006, we had a cash balance of approximately $815,000. During the year ending August 31, 2006, we completed four private equity financings that resulted in net proceeds of approximately $5,140,000. These financings contain warrants which if fully exercised could raise approximately an additional $34,350,000. The exercise of the warrants is, however, to a large extent dependent upon the price of our stock in the public market. As a result, we cannot guarantee when any of the warrants will be exercised, if at all and, as a result, the proceeds from the exercise of the warrants may not be available to us at a time when we require additional financing or ever. Prior to the completion of the Preferred Stock Financing in the third quarter of 2006, our working capital had been primarily financed with various forms of debt. Previously, we also relied on short term loans from certain shareholders to assist with our working capital needs and to meet short term cash requirements. We used a portion of our recent private equity financing to repay these short term loans and as a result we have been able to deploy the bulk of the proceeds from our financing toward our business strategy.



ITEM 3.  CONTROLS AND PROCEDURES


(a) Evaluation of disclosure controls and procedures
----------------------------------------------------

Under the supervision and with the participation of our management, including our principal executive officer and acting chief accounting officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of November 30, 2006. Based on this evaluation, our principal executive officer and our acting chief accounting officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States.


(b) Changes in internal controls
--------------------------------

During the quarter ended November 30, 2006 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management does not expect that Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


(a)      Unregistered Sales of Equity Securities

We did not sell any of our securities during the quarter ended November 31, 2006, which is the period covered by this report.

(b)      Not Applicable.

(c)      Not Applicable.

(d)      Not Applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)      Not Applicable.

(b)      Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5. OTHER INFORMATION

(a) During the quarter ended November 30, 2006, we did not submit any matters to a vote of our security holders.

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

Date:  January 16, 2007                  EDGEWATER FOODS INTERNATIONAL, INC.

                                    By:  /s/ Robert Saunders
                                         -----------------------------------
                                             Chief Executive Officer

                                    By:  /s/ Michael Boswell,
                                         -----------------------------------
                                             Acting Chief Accounting Officer