Form 10QSB
period 2007-02-28
EDGEWATER FOODS INTERNATIONAL, INC.
filed 2007-04-13
CIK 1231339

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2007

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13
            OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________


COMMISSION FILE NUMBER

                       EDGEWATER FOODS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Nevada                                   20-3113571
               ------                                   ----------
  (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
  INCORPORATION)

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

AS OF APRIL 13, 2007, THERE WERE 23,285,291 SHARES OF COMMON STOCK, PAR VALUE $0.0001 OUTSTANDING, 8,010,133 SHARES OF SERIES A PREFERRED STOCK, PAR VALUE IS $.001 AND 207 SHARES OF SERIES B PREFERRED STOCK, PAR VALUE IS $.001.

                                TABLE OF CONTENTS

                                                                           PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Unaudited Consolidated Balance Sheet at February 28,
                                                  2007                       3

   Unaudited Consolidated Statements of Operations for
    the three and six month periods ended February 28,
                                         2007 and 2006                       5

   Unaudited Consolidated Statements of Cash Flows for
                                                   the
     six month period ended February 28, 2007 and 2006
                                                                             6

  Unaudited notes to Consolidated Financial Statements
                                                                             8

Item 2.  Management's Discussion and Analysis or Plan
of Operation                                                                23

Item 3.  Controls and Procedures                                            27

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  29

Item 2.  Unregistered Sales of Equity Securities And
Use Of Proceeds                                                             29

Item 3.  Defaults Upon Senior Securities                                    30

Item 4.  Submission Of Matters To A Vote Of Security
Holders                                                                     30

Item 5.  Other Information                                                  30

Item 6.  Exhibits                                                           31

PART I - FINANCIAL INFORMATION

                       EDGEWATER FOODS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 2007
                                   (unaudited)
                                                                        2007
                                                                        ----
ASSETS

Current assets:
       Cash                                                        $  2,225,647
       Accounts receivable, net                                          53,586
       Inventory                                                      1,416,432
       Loans receivable, related party                                   56,684
       Other current assets                                              82,988
                                                                   ------------

       Total current assets                                           3,835,337

Property, plant and equipment, net                                    2,287,545

Investments in other assets                                               3,444
                                                                   ------------

       Total assets                                                $  6,126,326
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Short term debt                                             $    287,692
       Current portion of long term debt                                428,752
       Accounts payable and accrued liabilities                         648,378
                                                                   ------------

       Total current liabilities                                      1,364,822

Long term debt, net of current portion                                  383,074
                                                                   ------------

       Total liabilities                                              1,747,896
                                                                   ------------

Commitments and contingencies

Stockholders' equity
       Series A Preferred  stock, par $0.001, 9,999,780
         authorized, 7,821,333 issued and outstanding                     7,821
       Series B Preferred  stock, par $0.001, 220
         authorized, 207 issued and outstanding                            --
       Common stock, par $0.0001, 100,000,000
         authorized, 21,721,824 issued and outstanding                    2,172

       Additional paid in capital                                    20,782,333
       Accumulated deficit                                          (16,066,813)
       Accumulated other comprehensive income -
        foreign currency translation                                   (347,083)
                                                                   ------------

       Total stockholders' equity                                     4,378,430
                                                                   ------------

       Total liabilities and stockholders' equity                  $  6,126,326
                                                                   ============



See accompanying notes to consolidated financial statements




                       EDGEWATER FOODS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE AND SIX MONTH PERIOD ENDING FEBRUARY 28
                                   (unaudited)

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      FEBRUARY 28,                   FEBRUARY 28,
                                            ----------------------------    ----------------------------
                                                2007             2006            2007            2006
                                            ------------    ------------    ------------    ------------
Revenue                                     $    182,212    $    143,372    $    305,399    $    303,551
Cost of goods sold                               274,699         133,466         465,768         305,547
                                            ------------    ------------    ------------    ------------

Gross profit (loss)                              (92,487)          9,906        (160,369)         (1,996)
                                            ------------    ------------    ------------    ------------

Expenses:
      General and administrative expenses        244,795          62,804         420,726         105,867
      Salaries and benefits                       72,229          35,571         160,610          79,666
      Stock compensation expense                    --              --              --           182,500
                                            ------------    ------------    ------------    ------------


Total expenses                                   317,024          98,375         581,336         368,033
                                            ------------    ------------    ------------    ------------

Loss from operations                            (409,511)        (88,469)       (741,705)       (370,029)
                                            ------------    ------------    ------------    ------------

Other income (expense):
      Interest (expense), net                     (4,876)        (52,573)        (11,636)       (106,096)
      Change in fair value of warrants         8,595,107            --         5,826,630            --
      Other income (expense)                     158,948        (517,468)        161,256        (513,350)
                                            ------------    ------------    ------------    ------------


Total other income (expense), net              8,749,179        (570,041)      5,976,250        (619,446)
                                            ------------    ------------    ------------    ------------

Net income (loss)                              8,339,668        (658,510)      5,234,545        (989,475)

Dividend on preferred stock                     (234,497)           --          (234,497)           --
                                            ------------    ------------    ------------    ------------

Net income (loss) applicable to common
  shareholders                                 8,105,171        (658,510)      5,000,048        (989,475)

Foreign currency translation                     (46,731)        (28,205)        (90,763)       (221,553)
                                            ------------    ------------    ------------    ------------

Accumulated other comprehensive
  income (loss)                             $  8,058,440    $   (686,715)   $  4,909,285    $ (1,211,028)
                                            ============    ============    ============    ============

Net income (loss) per Share
      Basic and diluted                     $       0.38    $      (0.03)   $       0.25    $      (0.05)

Weighted average shares outstanding
      Basic and diluted                       21,782,245      20,689,289      21,091,042      20,626,422


See accompanying notes to consolidated financial statements
                                                                               5




                                  EDGEWATER FOODS INTERNATIONAL, INC.
                                  CONSOLIDATED STATEMENTS OF CASHFLOWS
                                      SIX MONTHS ENDED FEBRUARY 28
                                              (unaudited)

                                                                  2007             2006
                                                              ------------    ------------

Cash flows from operating activities:

     Net income (loss)                                        $  5,234,545    $   (989,475)

     Adjustments to reconcile net income (loss) to net cash used in operating activities:

       Depreciation and amortization                               147,017         135,923

       Changes in fair value of warrants                        (5,826,630)           --
       Stock option expense                                         56,827            --

       Common stock issued for services                               --           702,500
       Gain on disposal of debt                                   (158,211)           --

     Changes in current assets and liabilities:

       Accounts receivable                                         (14,736)        (27,320)

       Prepaid expenses                                            (38,407)         11,307

       Loan receivable                                             (33,669)          5,405
       Inventory                                                  (164,381)       (280,142)

       Accounts payable                                            (39,705)        120,808

       Bank overdrafts                                                --           (12,610)
                                                              ------------    ------------


Net cash used in operating activities                             (837,350)       (333,604)
                                                              ------------    ------------

Cash flows from investing activities:


     Purchase of property, plant and equipment                    (697,602)        (18,113)
                                                              ------------    ------------


Net cash used in investing activities                             (697,602)        (18,113)
                                                              ------------    ------------

Cash flows from financing activities:


     Net proceeds from line of credit                                 --             4,623

     Proceeds from short term debt                                    --           405,036

     Payment of short term debt                                     (3,232)           --

     Proceeds of long term debt                                       --             2,178

     Payment of long term debt                                    (127,647)        (13,292)

     Proceeds from exercise of warrants                            276,000            --

     Proceeds from sale of preferred stock                       1,864,501            --
                                                              ------------    ------------




Net cash provided by financing activities                        2,009,622         398,545
                                                              ------------    ------------


Foreign currency translation effect                                (65,765)        (47,265)
                                                              ------------    ------------


Net increase (decrease) in cash                                    408,905            (437)


Cash, beginning of period                                        1,816,742             560
                                                              ------------    ------------

Cash, end of period                                           $  2,225,647    $        123
                                                              ============    ============

Supplemental disclosure of cash flow information

Net cash paid during year ended
Interest                                                      $       --      $       --
                                                              ============    ============

Income taxes                                                  $       --      $       --
                                                              ============    ============


Supplemental disclosure of non-cash flow information
Issuance of stock for dividends                               $    234,497    $       --
                                                              ============    ============
Warrant liability incurred in connection with financing       $  4,116,739    $       --
                                                              ============    ============
Reclassification of warrant liability                         $(20,449,559)   $       --
                                                              ============    ============

See accompanying notes consolidated to financial statements

                      EDGEWATER FOODS INTERNATIONAL , INC.

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

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended August 31, 2006. Results of operations for the three and six months ended February 28, 2007, are not necessarily indicative of the operating results for the full accounting year or any future period.

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

At February 28, 2007, inventory consisted of the following:

Biomass (Scallops):                  $1,416,432

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

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. None of Edgewater's derivative financial instruments held as of February 28, 2007 were designated as hedges.

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

Reclassifications

Certain 2006 amounts have been reclassified to conform to 2007 presentation.

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

During  September  2006,  the FASB  issued  Statement  of  Financial  Accounting
Standards ("SFAS") No. 157, Fair Value Measurements ("FAS 157"). FAS 157 establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and requires enhanced disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, the adoption of FAS 157 will have on its financial position and results of operations.

During September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement. This SAB provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. This interpretation is effective for the first fiscal year ending after November 15, 2006. We do not expect the adoption of this interpretation to have an impact on our financial position or results of operations.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP EITF 00-19-2"). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the US SEC within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We do not expect the adoption of FSP EITF 00-19-2 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at February 28, 2007 consisted of the following:


                                                       Accumulated      Net Book
                                              Cost     Amortization     Value
                                           -------------------------------------

Land                                       $  216,998   $     --     $  216,998
Buildings                                     738,236      220,338      517,898
Seawater piping and tanks                     537,720      268,105      269,615
Boats and Barge                               333,939      124,047      209,892
Field equipment                             1,853,843      799,349    1,054,494
Office equipment                               14,406       12,654        1,752
Vehicles                                       36,430       34,938        1,492
Computer equipment                             24,352        8,948       15,404
                                           ----------   ----------   ----------
                                           $3,755,924   $1,468,379   $2,287,545
                                           ==========   ==========   ==========


Depreciation expenses for the six month ended February 28, 2007 and 2006 was $147,017 and $135,923.

NOTE 4.  RELATED PARTY TRANSACTIONS

We have six secured notes receivable from RKS Laboratories, Inc. ("RKS"), a Vancouver research and development company that is working towards developing superior strains of scallops with beneficial traits such as higher meat yield and rapid growth. (Robert Saunders, our President and CEO, owns 100% of RKS.) The first non-interest bearing note in the amount of $17,222 is secured by all assets of RKS is due on or before June 15, 2007. The second non-interest bearing note in the amount of $4,745 is also secured by all assets of RKS is due on or before August 31, 2007. The third non-interest bearing note in the amount of $17,222 is also secured by all assets of RKS is due on or before September 15, 2007. The fourth non-interest bearing note in the amount of $12,916 is also secured by all assets of RKS is due on or before September 21, 2007. The fifth non-interest bearing note in the amount of $2,324 is also secured by all assets of RKS is due on or before November 30, 2007. The sixth non-interest bearing note in the amount of $2,255 is also secured by all assets of RKS is due on or before February 28, 2008. These amounts are included in current assets as loans receivable.

NOTE 5.  INVESTMENTS IN TENURES

Edgewater carries its Investment in Tenures at $3,444 at February 28, 2007. This amount represents the carrying costs of certain shellfish tenures acquired by Island Scallops' subsidiary, 377332 B.C. Ltd. Shellfish tenures are government-granted rights allowing limited use of offshore waters for the purposes of cultivation of shellfish. The granting of shellfish tenure rights are the responsibility of the Provincial (British Columbia) Government and not the Canadian Federal Government. As such, the government assistance that we receive via loan agreement with various Federal Agencies has no effect on our ability to renew and/or modify these tenure agreements. The tenure held by 377332 B.C. Ltd. has an expiration date of July 10, 2021. Other shellfish tenures held by Edgewater and our subsidiaries have expiration dates ranging from 2021 to 2024.

These tenures are considered to have an indefinite useful life because renewal on expiration is anticipated, and therefore are not subject to amortization.


NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Included in accounts payable and accrued liabilities are balances outstanding related to credit cards held in the name of one of our shareholders totaling $17,240 at February 28, 2007. We used these credit cards as a means of short term financing and incur interest charges on such unpaid balances.

Included in accounts payable and accrued liabilities at February 28, 2007, is an amount of $113,544 in respect to an agreement to purchase geoduck seed from us (for additional information see Note 13 - Contingent Liabilities).

Included in accounts payable and accrued liabilities at February 28, 2007 is an amount of $69,947 payments due and interest accrued in respect to the loan from the National Research Council of Canada Industrial Research Assistance Program (see Note 8 - Long Term Debt for additional information).

NOTE 7.  SHORT TERM DEBT

These consolidated financial statements include Island Scallop's mortgage loan repayable at $1,937 per month including interest calculated at the greater of 10% and (Canadian) prime plus 6% (11.5% as of February 28, 2007). The loan, which was due on April 1, 2007, is secured by a second charge on the real property of Island Scallops. The company is currently finalizing the terms of a new loan for this mortgage payable and the current due date has been extended by the lender until the new loan in completed. At February 28, 2007, the principal due is $183,771.

Included in short-term debt at February 28, 2007, is estimated royalties of $57,310 payable to a third party from whom the former sole shareholder of Island Scallops originally acquired the shares of Island Scallops. The 1992 share purchase agreement (for Island Scallops) provided that the third party was to receive 3% of revenues from Island Scallops as earned, on a quarterly basis, throughout the period from December 1, 1992 to November 30, 2002. The third party holds a first charge (or first lien) over our inventory (including broodstock) in the amount of $301,360 in support of its royalty entitlement. The third party has not taken further action to enforce payment of the arrears liability. To date, we have accrued the entire balance of $57,310 as a current liability and we plan to pay it with available funds in the near future.

Included in short-term notes payable at February 28, 2007, is an unsecured non-interest bearing demand loan from an individual with a face value of $43,198 and no specific terms of repayment. However, the lender has informally requested that the loan be repaid in full by October 6, 2008.

Included in short-term debt is a bank loan repayable at $448 per month plus interest calculated at (Canadian) prime plus 3% per annum (9% as of February 28, 2007), that is unsecured and is due October 23, 2007. At February 28, 2007, the principal due is $3,413.

These consolidated financial statements formerly included a non-interest bearing loan to Island Scallops from Industry Science and Technology Canada requiring repayment equal to 0.5% of Island Scallops' gross scallop sales for each preceding year. Per the terms of the loan, if we were unable to generate sufficient revenues to repay the original amount of the loan by January 1, 2007, the remaining balance would be forgiven. As such, the remaining balance of approximately $159,000 was forgiven on January 1, 2007.

NOTE 8. LONG TERM DEBT

These consolidated financial statements include a Western Diversification Program non-interest bearing loan to Island Scallops that requires repayment equal to 12% of gross revenues from our scallop sales, payable semi-annually, with no specified due date. In September 2006, we entered into a Settlement Agreement with the Minister of Western Economic Diversification to amend the repayment terms of our non-interest bearing loan of $597,103 (to Island Scallops) with the Western Diversification Program. We agreed to repay the $170,981 due as of August 31, 2006, in accordance with a payment schedule beginning with a payment of $62,736 in September 2006 and continuing with monthly payments of roughly $9,840 until August 15, 2007. The parties agreed that the remaining balance of the $426,122 shall be repaid via quarterly payments equal to the greater of $30,856 or 4% of the gross scallop sales starting the quarter beginning on June 1, 2007 and subsequent quarters until the balance is repaid. Under the terms of this agreement, the first quarter payment will be due on September 30, 2007. At February 28, 2007, the balance due is $473,884, of which $116,643 is reflected in the current portion of long term debt and the remaining balance of $357,241 is reflected as long term debt.

These consolidated financial statements include Island Scallops' unsecured non-interest bearing loan from the National Research Council of Canada
Industrial Research Assistance Program which requires quarterly payments commencing March 1, 2003 equal to 3% of gross revenues of Island Scallops until the earlier of full repayment or December 1, 2012. The amount repayable is up to 150% of the original advance of $379,424, if repayment is before December 1, 2007. If at December 1, 2012, Island Scallops has not earned sufficient revenues to be required to repay the original loan amount, the remaining portion of the loan is to be forgiven. Amounts currently due at February 28, 2007, bear interest at a rate of 1% per month. At February 28, 2007, Island Scallops is in arrears in respect to the payment of these amounts. The National Council of Canada Industrial Research Assistance Program has requested payment of the

$69,947 that they claim is owed under this loan agreement. As such, at February 28, 2007, $69,947 is included in accounts payable and accrued liabilities and the remaining full principal balance of $312,109 is reflected in the current portion of long term debt. We are seeking to renegotiate the repayment terms.

Included in long-term debt is one bank loan to Island Scallops. The bank loan is repayable at $1,076 per month, plus interest calculated at the floating base rate of the Business Development Bank of Canada plus 1.5% annum (9.5% as of February 28, 2007), is due February 23, 2009 and is secured by a General
Security Agreement over the assets of Island Scallops, a mortgage charge on Island Scallops' real property and a personal guarantee of $43,055 by our Chairman, President and CEO, and former sole shareholder of Island Scallops. At February 28, 2007, the principal due is $25,833.

NOTE 9.  SERIES B PREFERRED STOCK FINANCING

We completed a private equity financing of $2,070,000 on January 16, 2007, with two accredited investors. Net proceeds from the offering are approximately $1,864,500. We issued 207 shares of our Series B Preferred Stock, par value $0.001 per share and stated value of $10,000 per share and each investor also received one of each of the following warrants: (i) Series A Warrant, (ii) Series B Warrant, (iii) Series C Warrant, (iv) Series J Warrant, (v) Series D Warrant, (vi) Series E Warrant, and (vii) Series F Warrant, each to purchase a number of shares of common stock equal to fifty percent (50%) of the number of shares of common stock issuable upon conversion of the purchaser's preferred stock, except for the Series J Warrants, which shall entitle the investor to purchase a number of shares of our common stock equal to one hundred percent (100%) of the number of shares of common stock issuable upon conversion of the purchaser's preferred stock. Each of the Warrants has a term of 6 years, except for the Series J Warrants, which have a term of 1 year. Each share of the preferred stock is convertible into a number of fully paid and nonassessable shares of our common stock equal to the quotient of the liquidation preference amount per share ($10,000) divided by the conversion price, which initially is $1.15 per share, subject to certain adjustments, or approximately 8,696 shares of common for each share of converted preferred stock. We issued a total of 7,200,345 Warrants.

In connection with this financing, we paid cash compensation to a placement consultant in the amount of $165,600 and issued him placement consultant warrants, exercisable for a period of three years from the date of issue. The placement consultant's warrants allow him to purchase up to (i) 20 shares of Series B Preferred Stock, and each of the following warrants, which are identical to the warrants issued to the investors of the financing: (i) Series A Warrant, (ii) Series B Warrant, (iii) Series C Warrant, (iv) Series D Warrant,
(v) Series J Warrant, (vi) Series E Warrant, and (vii) Series F Warrant, each to purchase 90,004 shares of common stock, except for the Series J Warrants, which shall entitle the Consultant to purchase 180,008 shares of common stock. The placement consultant warrant is exercisable at a price of $1.15, for a period of three years. The fees were recorded as a cost of capital.

The net proceeds from the January 16, 2007 financing are to be used for capital expenditures necessary to expand our operations into clam farming in Morocco (any remaining proceeds may be used for working capital and general corporate purposes). We are currently conducting due diligence on a North African based aquaculture company that farms shellfish products in Morocco and pending the successful completion of such inquiry, may acquire a majority ownership interest in the company. At the date of this filing, we have not entered into any binding agreements for the purchase of such company and may or may not do so depending on the results of our due diligence investigation.

NOTE 10.  SERIES A PREFERRED STOCK WARRANT LIABILITIES

The warrants that each investor received as a result of our April 12, May 30, June 30 and July 11 Preferred Stock Financing contained a cashless exercise provision that becomes effective one year after the original issuance date of such warrants if our registration statement (that we are required to file under the Series A Preferred Stock Financing's corresponding registration rights agreement) is not then in effect by the date such registration statement was required to be effective pursuant to the Registration Rights Agreement of the Preferred Stock Financing or not effective at any time during the Effectiveness Period (as defined in the Registration Rights Agreement) in accordance with the terms of the Registration Rights Agreement. As such and in accordance with the accounting guidelines under SFAS No. 133, we valued the warrants as a derivative financial instrument and the corresponding liabilities were entered onto our consolidated balance sheet, measured at fair value. We determined the fair value of the warrants as follows as of April 12, 2006, May 30, 2006, June 30, 2006 and July 11, 2006 (the issuance dates).

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

We performed the same calculations as of August 31, 2006, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, we used an underlying stock price of $1.40 per share; no dividends; a risk free rate of 5.01%, 4.71% and 4.70%, which equals the one, three and five-year yield on Treasury bonds at constant (or fixed); and maturity volatility of 93%. The resulting aggregate allocated value of the warrants as of August 31 2006 equaled approximately $22,160,000. The change in fair value of approximately $2,666,000 (with a current portion of roughly $519,000) was recorded for the period ended August 31, 2006.

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

We performed the same calculations as of February 21, 2007 (date of reclassification of warrant liability, see Note 12 for additional information), to revalue the warrants as of that date. In using the Black Scholes option-pricing model, we used an underlying stock price of $1.15 per share; no dividends; a risk free rate of 5.05%, 4.74% and 4.68%, which equals the one, three and five-year yield on Treasury bonds at constant (or fixed); and maturity volatility of 96%. The resulting aggregate allocated value of the warrants as of February 21, 2007 equaled approximately $17,365,000. The change in fair value
(gain) of approximately $7,563,000 (with a current portion of roughly $994,000) was recorded for the period ended February 21, 2007.

Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders' equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in operating expenses.

NOTE 11.  SERIES B PREFERRED STOCK WARRANT LIABILITIES

The warrants that each investor received as a result of our January 16, 2007 Series B Preferred Stock Financing contained a cashless exercise provision that becomes effective one year after the original issuance date of such warrants if our registration statement (that we are required to file under the Series B Preferred Stock Financing's corresponding registration rights agreement) is then in effect by the required date or not effective at any time during the Effectiveness Period (as defined in the Registration Rights Agreement). As such and in accordance with the accounting guidelines under SFAS No. 133, we valued the warrants as a derivative financial instrument and the corresponding liabilities were entered onto our consolidated balance sheet, measured at fair value. We determined the fair value of the warrants as follows as of January 16, 2007 (the issuance date):

We used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (one, three or six), underlying stock price of $1.40 (at January 16), no dividends; a risk free rate of 5.06%, 4.79% and 4.74%, which equals the one, three and six-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 93%. Under the assumptions, the Black-Scholes option pricing model yielded an aggregate value of approximately $4,117,000 with a current portion of approximately $1,058,000.

We performed the same calculations as of February 2, 2007 (date of reclassification of warrant liability, see Note 12 for additional information), to revalue the warrants as of that date. In using the Black Scholes option-pricing model, we used an underlying stock price of $1.15 per share; no dividends; a risk free rate of 5.05%, 4.74% and 4.68%, which equals the one, three and six-year yield on Treasury bonds at constant (or fixed); and maturity volatility of 96%. The resulting aggregate allocated value of the warrants as of February 21, 2007 equaled approximately $3,085,000. The change in fair value
(gain) of approximately $1,033,000 (with a current portion of roughly $342,000) was recorded for the period ended February 21, 2007.

Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders' equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in operating expenses.

NOTE 12. RECLASSIFICATION OF WARRANT LIABILITIES ASSOCIATED WITH SERIES A AND SERIES B PREFERRED FINANCINGS

The warrants that each investor received as a result of our April 12, May 30, June 30 and July 11, 2006 Series A Preferred Stock Financing and our January 16, 2007 Series B Preferred Stock Financing contained a cashless exercise provision that becomes effective one year after the original issuance date of such warrants if our registration statements (that we are required to file under the registration rights agreement for both financings) are not then in effect by the date such registration statement was required to be effective pursuant to the each Registration Rights Agreement of the Preferred Stock Financings or not effective at any time during the Effectiveness Period (as defined in each of the Registration Rights Agreements) in accordance with the terms of each of the Registration Rights Agreement. As such and in accordance with the accounting guidelines under SFAS No. 133 and ETIF Issue No. 00-19 (Accounting for
Derivative Financial Instruments Indexed to, and Potentially Settled in a, Company's Own Stock), we classified the warrants as a liability because the cashless exercise provision did not specify whether the contract could be settled via the delivery of unregistered shares of our common stock. As such and per the terms of paragraph 14 of ETIF 00-19 (see below), we assumed net-cash settlement and the warrants were classified as a derivative financial instrument and the corresponding liabilities were entered onto our consolidated balance sheet, measured at fair value. We determined the fair value of the warrants as follows as of April 12, 2006, May 30, 2006, June 30, 2006, July 11, 2006 and
January 16, 2007 (the issuance dates) and we preformed the same calculation as of May 31, August 31, November 30 and February 28 to revalue the warrants at the end of each period (as described above in Notes 9 and 10). The change in fair value was then recorded for each period.

On February 28, 2007, the cashless exercise provision for all warrants issued in conjunction with both the Series A and Series B Preferred Stock financings was modified to clarify that any shares issued in connection with the cashless exercise will be "restricted." As a result, we determined that (per the accounting guidelines under SFAS No. 133 and ETIF Issue No. 00-19) we are now able to net-share settle the contract by delivery of unregistered shares and that the warrant liability should be reclassified as permanent equity.

The initial fair value of the Series A warrant liability was determined to be approximately $19,494,000 (with a current portion of approximately $1,225,000). Since this value exceeded our additional paid in capital ("APIC") balance, approximately $9,021,000 of the liability was allocated to APIC and the remaining $10,472,000 was allocated to retained deficit. We made this decision because the changes in the fair value of the warrants are marked through our profit and loss.

The initial fair value of the Series B warrant liability was determined to be approximately $4,117,000 (with a current portion of approximately $1,058,000). Since this value exceeded our additional paid in capital ("APIC"), approximately $2,099,000 of the liability was allocated to APIC and the remaining $2,018,000 was allocated to retained deficit. We made this decision because the changes in the fair value of the warrants are marked through our profit and loss.

As described above, a portion of the fair value of the warrant liability was allocated to APIC and the remaining balance was allocated to retained deficit. Subsequent changes in the fair value of the warrants (at May 31, August 28, November 30, and February 28), were marked through our profit and loss. Since the terms of the cashless provision have been clarified and the warrants were reclassified as equity, we reversed the liabilities and allocated approximately $20,450,000 to APIC ($17,365,000 from the Series A financing warrants and $3,085,000 from the Series B financing warrants).

NOTE 13.  CONTINGENT LIABILITIES

Our wholly owned subsidiary, Island Scallops, entered into an agreement in 1998 with two parties, under which Island Scallops was to produce and sell geoduck seed to the two parties. Island Scallops received advance payments from each of the two parties in the 2002 of approximately $64,140 and recognized related revenue of $43,705 in respect to seed delivered in the 2002 year. The balance of the deposits received (advance payments), net of sales, totaling $113,544, is included in accounts payable and accrued liabilities.

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

As of August 31, 2004, one of the two parties made claims that Island Scallops owed it an amount totaling $88,925. This particular party believed that the agreement required Island Scallops to deliver the product in year one and did not allow Island Scallops to make up any shortfall with product produced in the following year. The balance included in accounts payable and accrued liabilities related to this party is $33,126.

Any additional liability to us, or any reduction of the currently recognized liability, in respect to these deposits will be recorded at the time a conclusion to this matter can be determined.

Neither we nor our wholly owned subsidiary maintain insurance covering the replacement of our inventory. Consequently, we are exposed to financial losses or failure as a result of this risk.

NOTE 14.  STOCK-COMPENSATION EXPENSE

On December 31, 2006, we issued 138,565 shares of common stock to the Series A Convertible Preferred Stock holders. The number of shares issued was based on the Dividend Payment at a rate of 8% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000 for the April 12 financing, $1,500,000 for the May 30 financing, $1,550,000 for the June 30 financing and $1,450,000 for the July 11 financing) payable in shares equal to 90% of the quotient of (i) the Dividend Payment divided by (ii) the average of the VWAP for the twenty (20) trading days immediately preceding the date the Dividend Payment is due, but in no event less than $0.65. As such, the shares were valued at approximately $234,000 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

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

In September 2006, we engaged PR Global Concept GBR to provide international investor relations services. The initial term of the agreement was for two years. Pursuant to the consulting agreement, we were to pay PR Global $5,000 per month for the term of the agreement. As additional compensation, we originally agreed to issue a total of 500,000 options to purchase our common stock in quarter installments, the first 125,000 of which was to vest immediately upon signing of the agreement and the remainder of which was to vest in three equal amounts of 125,000 after 3 months, 12 months and the final installment, 15 months after the date of signing; the options are exercisable at strike prices ranging from $1.40 to $2.25. The options were to be exercisable for a period of three years from the date of the vesting.

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

On February 1, 2007 we issued Kitsilano Capital Corp. four 100,000 options to purchase our common stock, pursuant to our Consulting Agreement with them. The first option vests on May 1, 2007, the second on August 1, 2007, the third on February 1, 2008 and the fourth on June 1, 2008, so long as Kitsilano continues to provide services to us under the Consulting Agreement. Each option is exercisable for a period of three years from the vesting date and has an exercise price of $1.20, $1.40, $1.60 and $1.80 respectively. The shares underlying the options have piggy-back registration rights that required us to register the shares in our last registration statement. The options and the shares underlying the options were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

Stock option activity during the period ending February 28, 2007 was as follows:

                                                                     Weighted
                                                  Number of           Average
                                                   Shares         Exercise Price
                                               ---------------------------------
Outstanding, September 1, 2006                     282,000       $
                                                                            1.50
    Granted                                        400,000                  1.50
    Exercised                                           --                    --
    Forfeited                                           --                    --
    Expired                                             --                    --
                                               ---------------------------------
Outstanding, February 28, 2007                     682,000       $
                                                                            1.50
                                               =================================
Exercisable, February 28, 2007                     282,000       $
                                                                            1.50
                                               =================================

At February 28, 2007, 62,000 of the exercisable options expire in August 2010 with the remaining balance of 220,000 having an expiration date of August 2015.

NOTE 15.  SERIES A PREFERRED STOCK CONVERSION AND WARRANT EXERCISE

On November 7, 2006, a holder of our series A preferred stock exercised their right to covert 66,666 shares of our series A preferred stock into 66,666 share of common stock. As such, we issued 66,666 shares of common stock and canceled 66,666 shares of our series A.

On February 22, 2007, we issued 533,333 shares of common stock to an investor of our April 12, 2006 financing in connection with the exercise of 533,333 Series J warrants received by such investor as part of the financing. We received net proceeds of approximately $276,000 pursuant to the exercise of these warrants.

NOTE 16.  GOING CONCERN

Prior to the completion of our Preferred Stock Financing working capital had been primarily financed with various forms of debt. We have suffered operating losses since inception in our efforts to establish and execute our business strategy. As of February 28, 2007, we had a cash balance of approximately $2,226,000. Although management believes that we have adequate funds to maintain our business operations into the third and fourth quarter and/or until we become cash flow positive, we continued to suffer operational losses in the first half of our 2007 fiscal year. Until our operations are able to demonstrate and maintain positive cash flows, we may require additional working capital to fund our ongoing operations and execute our business strategy. Based on these factors, there is substantial doubt about our ability to continue as a going concern.

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

NOTE 17.  SUBSEQUENT EVENTS

On April 5 2007, we issued 88,000 shares of common stock to an investor of our April 12th financing in connection with the exercise of 88,000 Series J warrants received by such investor as part of the financing. We received net proceeds of approximately $45,600 pursuant to the exercise of these warrants.

On April 12, 2007 we issued 1,266,667 shares of common stock to an investor of our April 12th financing in connection with such investor's exercise of 1,266,667 Series J warrants he received as part of the April 12th financing. We received net proceeds of approximately $655,500 pursuant to the exercise of these warrants.

On April 12, 2007, we issued 188,800 shares of our Series A Preferred Stock and the followings warrants: (i) Series A Warrant, (ii) Series B Warrant, (iii) Series C Warrant, (iv) Series D Warrant, (v) Series J Warrant, (vi) Series E Warrant, (vii) Series F Warrant, (viii) Series G Warrant, and (ix) Series H Warrant, each to purchase a number of shares of Common Stock equal to 50% of the number of shares of Series A Preferred Stock purchased, except for the Series J Warrants, which entitled the investor to purchase a number of shares of our common stock equal to 100% of the number of shares of Series A Preferred Stock purchased. We issued a total of 944,000 Warrants. Each of the Warrants has a term of 5 years, except for the Series J Warrants, which have a term of 1 year. Each share of the Series A Preferred Stock is convertible into one fully paid and nonassessable share of our common stock. These shares and warrants were issued as a result of the exercise of 188,800 placement consultant warrants received as a result of our April 12, 2006 financing. We received net proceeds of approximately $106,000 pursuant to the exercise of these warrants.

On April 12, 2007, we issued 188,800 shares of common stock to the placement consultant of our April 12, 2006 financing in connection with the exercise of 188,800 Series J warrants, which the placement consultant received from his exercise of his placement consultant warrant. We received net proceeds of approximately $106,000 pursuant to the exercise of these warrants.


ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The harvest of the remaining 2004 scallop-class started slower than expected as we worked to develop improved processing and handling facilities and because the handling and harvesting of these ear-hung scallops (on our farm sites) proved to be tougher and more time consuming than originally expected. The combination of these two factors resulted in slower than anticipated harvest rates in the first quarter. Management believes that the improved processing facility that was completed in the second quarter of 2007 will provide us with several important advantages that will lead to expedited sale processes in the upcoming months. Such advantages, which include a large onshore handling area that enables us to bring product indoors (when needed) for line-removal and mass sorting (versus having to do the same onboard boats) and provides a significantly larger inventory holding and handling area, will help prevent future weather related harvest delays to our sales. Starting with the 2005 scallop class, future scallops will be grown in nets and hung from our new and improved longline system thereby eliminating most of the problems that we experienced harvesting (and handling) the ear-hung product. Despite the slower than expected start to the 2004 year-class harvest and handling problems with our remaining ear hung product, we anticipate bringing a significant number scallops to market before the end of 2007 fiscal year. We began harvesting our 2005 scallop class in March of 2007 and expect to bring between 3 and 4 million scallops to market over the next twelve months. Additionally, we plan on generating additional near term revenues via the sale of scallop and possibly other shellfish seed.

The use of DNA based family analysis that started in early 2000 and will continue through 2007, with the goal of breeding high meat yield scallops, began showing results in the harvest of our 2004 scallop class. Average weight per scallop increased from 150-180 grams to over 225-250 grams -- representing an increase of over 20% from the previous year. Management believes that the improved meat yield will allow us to continue to demand higher scallop prices per animal. Also, the Pacific scallop, farmed by us, continues to prove itself highly disease resistant, with up to a 95% survival rate during the grow-out phase.

During the first and second quarter of our 2007 fiscal year, we continued moving the 2006 scallop crop from the onshore ponds at our harvest facility into grow-out nets at our tenure sites. We anticipate that of the over 350 million larvae that were spawned during the 2006 spawning season, at least 5 to 10 million scallops could reach full maturity and thus be harvested. We expect to begin harvesting the 2006 year-class scallops during the Spring of 2008, however, we could begin harvesting portions of the class sooner if mortality rates (at various points of the growth cycle) are significantly better than our current projection or if growth rates are substantially higher. In addition, we expect our new longline and anchor systems, scallop nets and improved processing facility will continue to improve harvesting rates as our scallop classes increase in size.

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

COMPARISON OF RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 2007 TO THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2006.

Revenues. Revenues for the three months ended February 28, 2007, were approximately $182,000. We had revenues of approximately $143,000 for the three months ended February 28, 2006. This is an increase of approximately $39,000 or 27%. Revenues for the six months ended February 28, 2007, was approximately $305,000 as compared to $304,000 for the six months ended February 28, 2006. The slower than expected increase in our revenues was mainly the result of a slower than anticipated start to the 2004 harvest and an unexpected early season winter storm that forced us to curtail harvesting operations during at least one week in November. Handling and harvesting of our 2004 ear-hung scallops also proved to be tougher and more time consuming than originally expected, thereby slowing our anticipated harvest rates. In addition, revenue for the six months ended February 28, 2006, was also bolstered by a one-time sale on inventory equipment and large scallop seed sales. As such, scallop-only sales were higher for the six months ending February 28, 2007, as opposed to the six months ending February 28, 2006. As in the previous year, management continued its emphasis on the development and production of larger future (2005 and 2006) scallop crops. Management believes that our emphasis on expansion of future crops coupled with the recently completed new processing facility will yield a significant increase in revenue starting as early as our next quarter and continuing thereafter.

Gross profit (loss). Gross loss for the three months ended February 28, 2007, was approximately $92,000, an increase of approximately $102,000 as compared to gross profit of roughly $10,000, for the three months ended February 28, 2006. For the six months ended February 28, 2007, gross loss was approximately $160,000. For the six months ended February 28, 2006 gross loss was roughly $2,000. The increase in the amount of gross loss for this quarter (as compared to the same periods in our 2006 fiscal year) was mainly attributable to the slower than anticipated start to our 2004 class of scallops' harvest as we worked to develop improved processing and handling facilities. Additionally, because of an unusually large winter storm in November, we experienced some minor weather related sale delays as harvesting operations were under way during November. Aside from the slower than expected first quarter scallop sales, part of the increase in gross loss was attributable to an increase in costs related to a ramp-up of our processing personnel in preparation for increased future harvests and sales.

General and administrative. General and administrative expenses for the three months ended February 28, 2007, were approximately $245,000. Our general and administrative expenses were approximately $63,000 for the three months ended February 28, 2006. This is an increase of approximately $182,000 or 289%. General and administrative expenses for the six months ended February 28, 2007, were approximately $421,000. Our general and administrative expenses were approximately $106,000 for the six months ended February 28, 2006. This is an increase of approximately $315,000 or 297%. Our increase in general and administrative expenses for the three and six months ended February 28, 2007 were attributable to costs associated with establishing, building, and supporting our infrastructure and included various consulting costs, legal and accounting fees, compensation paid as result of our recent financing, overhead, and salaries. We anticipate that these costs may continue to rise as we continue to expand our operations.

Stock compensation expense. During the three and six months ended February 28, 2007, our Board of Directors did not authorize the issuance of shares of our restricted common stock for compensation. As a result, we did not incur any stock compensation expense for the three months ended February 28, 2007. During the six months ended February 28, 2006, our Board of Directors authorized the issuance of shares of our restricted common stock to two consulting groups who would provide services to us. Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash expenses for the issuance of stock of approximately $183,000.

Other income (expense), net. Interest expense for the three months ended February 28, 2007, was approximately $5,000. Interest expense for the three months ending February 28, 2006, was approximately $53,000. The decrease in interest expense was mainly due to repayment of a large short term note in the third quarter of 2006. Other income for the three months ended February 28, 2007, was approximately $159,000 as opposed to other expense of approximately $517,000 for the three months ended February 28, 2006. This increase was mainly due to a one time gain of approximately $159,000 related to the forgiveness of a third party short-term debt. We recognized a gain of approximately $8,595,000 which was related to a reclassification of certain liabilities related to warrants issued to 10 institutional and accredited investors in conjunction with preferred stock financings on April 12, May 30, June 30, July 11, 2006 and January 16, 2007 and a resultant change in the fair value of such warrants as a result of the reclassification as well as the market price of the common stock underlying such warrants at November 30, 2006. No such gain or loss was recorded for the period ended February 28, 2006. Interest expense for the six months ended February 28, 2007 was approximately $12,000 as compared to interest expense of roughly $106,000 for the six months ending February 28, 2006. Other income for the six months ended February 28, 2007 was approximately $161,000. For the six months ended February 28, 2006, other expense was roughly $513,000. This increase in other income was mainly due to issuance of 520,000 share of restricted stock to one group in consideration for the extension of the due date on a share term loan to Island Scallops and a one time gain of approximately $158,000 related to the forgiveness of a third party short-term debt in 2007. We recognized a gain of approximately $5,827,000 which was related to the change in the fair value of warrants issued to 10 institutional and accredited investors in conjunction with preferred stock financings on April 12, May 30, June 30, July 11, 2006 and January 16, 2007 and the market price of the common stock underlying such warrants for the six months ended February 28, 2007. No such gain or loss was recorded for the period six months ended February 28, 2006.


As a result, other income for the three and six months ended February 28, 2007, was approximately $8,749,000 and $5,976,000 as compared to other expense of approximately $570,000 and $619,000 for the three and six months ended February 28, 2006. This increase was primarily attributed to gain associated with the reclassification of certain liabilities associated with warrants issued to investors in our Series A and B Preferred Stock financings and the resultant change in fair value of the warrants following the reclassification (See Foot
Note 12 to our Financial Statements "Reclassification of Warrant Liabilities Associated with Series A and Series B Preferred Financings.").

Net profit (loss). As a result of the above, the net profit for three and six months ended February 28, 2007, was approximately $8,339,000 and $5,235,000 as compared to a net loss of approximately $659,000 and $989,000 for the three and six months ended February 28, 2006.

Liquidity and Cash Resources. At February 28, 2007, we had a cash balance of approximately $2,225,000. Between April 2006 and January 2007, we completed five private equity financings that resulted in net proceeds of approximately $7,004,000. These financings contain warrants which if fully exercised could raise approximately an additional $49,350,000. In February, 2007, one investor exercised warrants that net us an additional $276,000. The exercise of the any additional warrants is, however, to a large extent dependent upon the price of our stock in the public market. As a result, we cannot guarantee when any of the warrants will be exercised, if at all and, as a result, the proceeds from the exercise of the warrants may not be available to us at a time when we require additional financing or ever. Prior to the completion of the Preferred Stock Financing in the third quarter of 2006, our working capital had been primarily financed with various forms of debt. Previously, we also relied on short term loans from certain shareholders to assist with our working capital needs and to meet short term cash requirements. We used a portion of our recent private equity financing to repay these short term loans and as a result we have been able to deploy the bulk of the proceeds from our financing toward our business strategy. In addition to the foregoing, we are currently conducting due diligence regarding the possible acquisition of a clam farming operation in Morocco. Although to date we have not entered into any definitive agreements, in the event that we determine to go ahead with such an acquisition it will result in commitment of up to $1,000,000 in capital to such acquisition over a period of approximately six months to one year. We anticipate that if we decide to move forward with such acquisition it would occur sometime in the third or fourth fiscal quarter of 2007.


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


(b)      Changes in internal controls
         ----------------------------

During the quarter ended February 28, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as set forth herein, we are not a party to any material legal proceeding and to our knowledge; no such proceeding is currently contemplated or pending.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


(a)      Unregistered Sales of Equity Securities

Pursuant to the financing we closed on January 16, 2007, we issued 207 shares of our Series B Preferred Stock. The shares were issued to two accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

In connection with the January 16, 2007 financing, we issued the placement consultant a placement consultant warrant, exercisable for a period of three years from the date of issue and has an exercise price of $1.15 per share. The warrant allows the placement consultant to purchase up to (i) 20 shares of Series B Preferred Stock, and each of the following warrants, which are identical to the warrants issued to the investors of the financing: (i) Series A Warrant, (ii) Series B Warrant, (iii) Series C Warrant, (iv) Series D Warrant,
(v) Series J Warrant, (vi) Series E Warrant, and (vii) Series F Warrant, each to purchase 90,004 shares of common stock, except for the Series J Warrants, which shall entitle the consultant to purchase 180,008 shares of common stock. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

On February 1, 2007 we issued Kitsilano Capital Corp. four 100,000 options to purchase our common stock, pursuant to our Consulting Agreement with them. The first option vests on May 1, 2007, the second on August 1, 2007, the third on February 1, 2008 and the fourth on June 1, 2008, so long as Kitsilano continues to provide services to us under the Consulting Agreement. Each option is exercisable for a period of three years from the vesting date and has an exercise price of $1.20, $1.40, $1.60 and $1.80 respectively. The shares underlying the options have piggy-back registration rights that required us to register the shares in our last registration statement. The options and the shares underlying were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by
Section 4(2) of such Act for issuances not involving any public offering.


(b)      Not Applicable.

(c)      Not Applicable.

(d)      Not Applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)      Not Applicable.

(b)      Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2007 Annual Shareholder Meeting, which was held on February 12, 2007, 15,591,851 (73.59%) of our shareholders voted to re-elect our entire board of directors. There were no votes against or withheld for any of the nominees, nor were there any broker non-votes or abstentions.

ITEM 5. OTHER INFORMATION


     (a) On March 22, 2007, our directors amended and restated our bylaws by unanimous written consent in lieu of a board meeting. Article I,
          Section 1 of the bylaws was amended to accurately state the location of our current principal office, which is 400 Professional Drive, Suite 310, Gaithersburg, Maryland 20878 and Article II, Section 2 was amended to allow for directors to be elected by a plurality of the votes cast at the election (previously, directors were elected by a majority vote). Since Nevada law permits board of directors to be elected by a plurality, our directors determined that it was beneficial to amend our bylaws to permit same. Our amended and restate bylaws are attached as an exhibit to this report.

(b)      Not applicable.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this report.

           Exhibit No.                     Document

               3.1            Articles of Incorporation, as amended

               3.2            Amended and Restated Bylaws

               4.1 Form of Series B Convertible Preferred Stock Purchase Agreement, dated January 16, 2007, by and between the Company and each of the Purchasers thereto. (Incorporated by reference to Exhibit
                              10.1 to the Company's Current Report on Form 8-K filed on January 17, 2007).

               4.2 Form of Registration Rights Agreement, dated January 16, 2007, by and between the Company and each of the Purchasers thereto. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 17, 2007).

               4.3 Form of Certificate of Designation of Rights and Preferences of Series B Convertible Preferred Stock. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 17, 2007).

               4.4 Form of Lock-Up Agreement dated January 16, 2007 by and between the Company and each of the shareholders listed therein. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on January 17, 2007).

               4.5 Form of Warrant to purchase Common Stock (Incorporated by reference to Exhibits 10.5 to 10.11 to the Company's Current Report on Form 8-K filed on January 17, 2007).

               4.6 Placement Consultant Agreement with Pai's International Trade, Inc. dated March 9, 2006. (Incorporated by reference to Exhibit 10.7 in the Company's Registration Statement on Form SB-2 filed on October 10, 2006).

               4.7 Form of Common Stock Purchase Warrant issued to Kitsilano Capital Corp. (Incorporate by reference to Exhibit 4.12 to the Company's Registration Statement on Form SB-2 filed on February 9, 2007).

               10.1           Form  of   Escrow   Agreement   (Incorporated   by
                              reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed on January 17,
                              2007).

               10.2 Consulting Agreement between Kitsilano Capital Corp. and the Company dated February 1, 2007 (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB-2 filed on February 9, 2007).

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


Date:  April 13, 2007                            EDGEWATER FOODS
                                                 INTERNATIONAL, INC.

                                       By:  /s/  Robert Saunders
                                                 ---------------
                                                 Robert Saunders,
                                                 Chief Executive Officer

                                       By:  /s/  Michael Boswell
                                                 ---------------
                                                 Michael Boswell,
                                                 Acting Chief Accounting Officer