Form 10QSB
period 2007-05-31
EDGEWATER FOODS INTERNATIONAL, INC.
filed 2007-07-16
CIK 1231339

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[x]

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number

Edgewater Foods International, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	20-3113571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of July 13, 2007 there were 24,077,365 shares of Common Stock, par value $0.0001 outstanding, 7,409,333 shares of Series A Preferred Stock, par value is $.001 and 207 shares of Series B Preferred Stock, par value is $.001.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

EDGEWATER FOODS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
MAY 31, 2007
(unaudited)
2007
ASSETS

Current assets:
Cash	$ 2,443,186
Accounts receivable, net	22,474
Inventory	1,705,982
Loans receivable, related party	72,843
Other current assets	48,566

Total current assets	4,293,051

Property, plant and equipment, net	2,830,377

Investments in other assets	3,727

Total assets	$ 7,127,155

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short term debt	$ 110,965
Current portion of long term debt	465,362
Accounts payable and accrued liabilities	748,676

Total current liabilities	1,325,003

Long-term debt, net of current portion	585,383

Total liabilities	1,910,386

Commitments and contingencies

Stockholders' equity
Series A Preferred stock, par $0.001, 9,999,780
authorized, 7,409,333 issued and outstanding	7,409
Series B Preferred stock, par $0.001, 220
authorized, 207 issued and outstanding	-
Common stock, par $0.0001, 100,000,000
authorized, 23,866,091 issued and outstanding	2,386
Additional paid in capital	21,867,496

Accumulated deficit	(16,531,497)
Accumulated other comprehensive income (loss)-
foreign currency translation	(129,025)

Total stockholders' equity	5,216,769

Total liabilities and stockholders' equity	$ 7,127,155

See accompanying notes to consolidated financial statements

EDGEWATER FOODS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDING MAY 31, 2007 AND 2006
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MAY 31,		MAY 31,

	2007	2006	2007	2006

Revenue	$ 128,925	$ 133,120	$ 434,324	$ 437,045
Cost of goods sold	187,382	170,485	653,150	475,767

Gross profit (loss)	(58,457)	(37,365)	(218,826)	(38,722)

Expenses:
General and administrative expenses	332,673	286,449	753,399	576,050
Salaries and benefits	78,040	38,316	238,650	118,015

Total expenses	410,713	324,765	992,049	694,065

Loss from operations	(469,170)	(362,130)	(1,210,875)	(732,787)

Other income (expense):
Interest (expense), net	(2,499)	(54,178)	(14,135)	(160,269)
Change in fair value of warrants	-	(2,525,419)	5,826,630	(2,525,419)
Other income (expense)	6,984	12,905	168,241	(500,711)

Total other income (expense), net	4,485	(2,566,692)	5,980,736	(3,186,399)

Net income (loss)	(464,685)	(2,928,822)	4,769,861	(3,919,186)

Dividend on preferred stock	-	-	(234,497)	-

Net income (loss) applicable to common shareholders	(464,685)	(2,928,822)	4,535,364	(3,919,186)

Foreign currency translation	218,058	(51,467)	127,295	(103,417)

Accumulated other comprehensive income (loss)	$ (246,627)	$ (2,980,289)	$ 4,662,659	$ (4,022,603)

Net income (loss) per Share
Basic and diluted	$ (0.02)	$ (0.14)	$ 0.21	$ (0.19)

Weighted average shares outstanding
Basic and diluted	22,703,407	20,969,400	21,634,417	20,738,971

See accompanying notes to consolidated financial statements

EDGEWATER FOODS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
NINE MONTHS ENDED MAY 31, 2007 AND 2006
(unaudited)

	2007	2006
Cash flows from operating activities:

Net income (loss)	$ 4,769,861	$ (3,919,186)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	249,560	90,003
Changes in fair value of warrants	(5,826,630)	2,525,419
Stock option expense	228,353	-
Common stock issued for services	-	702,500
Gain on forgiveness of debt	(158,728)	-

Changes in current assets and liabilities:
Accounts receivable	16,376	(16,176)
Inventory	(453,931)	(446,724)
Loan receivable	(49,828)	20,387
Other current assets	(3,985)	(65,785)
Accounts payable	60,582	(177,382)
Bank overdrafts	-	(38,538)

Net cash used in operating activities	(1,168,370)	(1,325,482)

Cash flows from investing activities:

Purchase of property, plant and equipment	(1,196,055)	(158,170)

Net cash used in investing activities	(1,196,055)	(158,170)

Cash flows from financing activities:

Net payment on line of credit	-	(60,828)
Proceeds from short-term debt	3,175	504,198
Payment of short-term debt	(193,405)	(148,408)
Proceeds of long-term debt	233,106	2,268
Payment of long-term debt	(185,694)	(19,624)
Proceeds from sale of common stock	1,083,239	-
Proceeds from sale of preferred stock	1,970,701	2,562,000

Net cash provided by financing activities	2,911,122	2,839,606

Foreign currency translation effect	79,747	14,878

Net increase in cash	626,444	1,370,832

Cash, beginning of period	1,816,742	560

Cash, end of period	$ 2,443,186	$ 1,371,392

Supplemental disclosure of cash flow information

Net cash paid during year ended
Interest	$ 25,000	$ 160,269
Income taxes	$ -	$ -

Supplemental disclosure of non-cash flow information
Issuance of stock for dividends	$ 234,497	$ -
Warrant liability incurred in connection with financing	$ 4,116,739	$ -
Reclassification of warrant liability	$ (20,449,559)	$ -

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

On June 29, 2005, Edgewater Foods International, Inc., a privately held company established under the laws of Nevada to acquire assets in the aquaculture industry, issued 10,300,000 shares of common stock in exchange for a 100% equity interest in Island Scallops, Ltd.  As a result of the share exchange, Island Scallops become the wholly own subsidiary of Edgewater.  As a result, the shareholders of Island Scallops owned a majority (54.21%) of the voting stock of Edgewater.  The transaction was regarded as a reverse merger whereby Island Scallops was considered to be the accounting acquirer as its shareholders retained control of Edgewater after the exchange, although Edgewater is the legal parent company.  The share exchange was treated as a recapitalization of Edgewater.  As such, Island Scallops (and its historical financial statements) is the continuing entity for financial reporting purposes.

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

Note 2.  Significant Accounting Policies

Basis of Presentation

Our unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended August 31, 2006. Results of operations for the three and nine months ended May 31, 2007, are not necessarily indicative of the operating results for the full accounting year or any future period.

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

At May 31, 2007, inventory consisted of the following:

Biomass (Scallops):

$ 1,705,982

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

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings.  None of Edgewater’s derivative financial instruments held as of May 31, 2007 were designated as hedges.

Change in Depreciation Method

Effective September 1, 2006, as a result of management’s evaluation of long-lived depreciable assets, we adopted the straight-line method of depreciation for all property, plant and equipment.  Under the new provisions of SFAS No. 154 “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which becomes effective as of September 1, 2006, a change in depreciation method is treated as a change in estimate.  The effect of the change in depreciation method will be reflected on a prospective basis beginning September 1, 2006, and prior period results will not be restated.  As the results of management’s evaluation indicated the current estimated useful lives of our assets were appropriate, the depreciable lives of property, plant and equipment will not be changed.  We believe that the change from the declining balance depreciation method to the straight-line method will better reflect the pattern of consumption of the future benefits to be derived from those assets being depreciated and will provide a better matching of costs and revenues over the assets’ estimated useful lives.

Reclassifications

Certain 2006 amounts have been reclassified to conform to 2007 presentation.

Recent accounting pronouncements

During September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement. This SAB provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. This interpretation is effective for the first fiscal year ending after November 15, 2006. We do not expect the adoption of this interpretation to have an impact on our financial position or results of operations.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the US SEC within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We do not expect the adoption of FSP EITF 00-19-2 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

Note 3.  Property, Plant and Equipment

Property, plant and equipment at May 31, 2007 consisted of the following:

Accumulated

Net Book

Cost                 Amortization

Value

_________________________________________

Land

$234,768

$

     -

$  234,768

Buildings

  896,444

    (245,660)

    650,784

Seawater piping and tanks

  605,096

    (297,384)

    307,712

Boats and barge

  403,010

    (142,447)

    260,563

Field equipment

           2,258,064             (930,130)                  1,327,934

Office equipment

    19,119

      (13,741)                         5,378

Vehicles

    65,692               (37,900)                       27,792

Computer equipment

    27,396               (11,950)                       15,446

_________________________________________

$4,509,589        $(1,679,212)              $2,830,377

Depreciation expenses for the nine months ended May 31, 2007 and 2006 was $249,560 and $90,003.

Note 4.  Related Party Transactions

We have seven secured notes receivable from RKS Laboratories, Inc., a Vancouver research and development company that is working towards developing superior strains of scallops with beneficial traits such as higher meat yield and rapid growth.  (Robert Saunders, our President and CEO, owns 100% of RKS.)  The first non-interest bearing note in the amount of $18,633 is secured by all assets of RKS is due on or before June 15, 2007.  The second non-interest bearing note in the amount of $5,133 is also secured by all assets of RKS is due on or before August 31, 2007.  The third non-interest bearing note in the amount of $18,633 is also secured by all assets of RKS is due on or before September 15, 2007.  The fourth non-interest bearing note in the amount of $13,974 is also secured by all assets of RKS is due on or before September 21, 2007.  The fifth non-interest bearing note in the amount of $2,514 is also secured by all assets of RKS is due on or before November 30, 2007.  The sixth non-interest bearing note in the amount of $2,439 is also secured by all assets of RKS is due on or before February 28, 2008.  The seventh non-interest bearing note in the amount of $11,517 is also secured by all assets of RKS is due on or before May 31, 2008.  These amounts are included in current assets as loans receivable.

Note 5.  Investments in Tenures

Edgewater carries its Investment in Tenures at $3,727 at May 31, 2007.  This amount represents the carrying costs of certain shellfish tenures acquired by Island Scallops’ subsidiary, 377332 B.C. Ltd.  Shellfish tenures are government-granted rights allowing limited use of offshore waters for the purposes of cultivation of shellfish.  The granting of shellfish tenure rights are the responsibility of the Provincial (British Columbia) Government and not the Canadian Federal Government.  As such, the government assistance that we receive via loan agreement with various Federal Agencies has no effect on our ability to renew and/or modify these tenure agreements.  The tenure held by 377332 B.C. Ltd. has an expiration date of July 10, 2021.  Other shellfish tenures held by Edgewater and our subsidiaries have expiration dates ranging from 2021 to 2024.

These tenures are considered to have an indefinite useful life because renewal on expiration is anticipated, and are not subject to amortization.

Note 6.  Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities are balances outstanding related to credit cards held in the name of one of our shareholders totaling $22,398 at May 31, 2007.  We used these credit cards as a means of short term financing and incur interest charges on such unpaid balances.

Included in accounts payable and accrued liabilities at May 31, 2007, is an amount of $122,842 in respect to an agreement to purchase geoduck seed from us (for additional information see Note 13 – Contingent Liabilities).

Included in accounts payable and accrued liabilities at May 31, 2007 is an amount of $76,996 payments due and interest accrued in respect to the loan from the National Research Council of Canada Industrial Research Assistance Program (see Note 8 – Long Term Debt for additional information).

Note 7.  Short Term Debt

Included in short-term debt at May 31, 2007, is estimated royalties of $62,003 payable to a third party from whom the former sole shareholder of Island Scallops originally acquired the shares of Island Scallops.  The 1992 share purchase agreement (for Island Scallops) provided that the third party was to receive 3% of revenues from Island Scallops as earned, on a quarterly basis, throughout the period from December 1, 1992 to November 30, 2002.  The third party holds a first charge (or first lien) over our inventory (including broodstock) in the amount of $326,067 in support of its royalty entitlement.  The third party has not taken further action to enforce payment of the arrears liability.  To date, we have accrued the entire balance of $62,003 as a current liability and we plan to pay it with available funds in the near future.

Included in short-term notes payable at May 31, 2007, is an unsecured non-interest bearing demand loan from an individual with a face value of $46,736 and no specific terms of repayment.  However, the lender has informally requested that the loan be repaid in full by October 6, 2008.

Included in short-term debt is an unsecured bank loan repayable at $484 per month plus interest calculated at (Canadian) prime plus 3% per annum (9% as of May 31, 2007), and is due October 23, 2007.  At May 31, 2007, the principal due is $2,226.

These consolidated financial statements formerly included a non-interest bearing loan to Island Scallops from Industry Science and Technology Canada requiring repayment equal to 0.5% of Island Scallops’ gross scallop sales for each preceding year.  Per the terms of the loan, if we were unable to generate sufficient revenues to repay the original amount of the loan by January 1, 2007, the remaining balance would be forgiven.  As such, the remaining balance of approximately $159,000 was forgiven on January 1, 2007.

Note 8. Long Term Debt

These consolidated financial statements include a Western Diversification Program non-interest bearing loan to Island Scallops that requires repayment equal to 12% of gross revenues from our scallop sales, payable semi-annually, with no specified due date.  In September 2006, we entered into a Settlement Agreement with the Minister of Western Economic Diversification to amend the repayment terms of our non-interest bearing loan of $597,103 (to Island Scallops) with the Western Diversification Program. We agreed to repay the $170,981 due as of August 31, 2006, in accordance with a payment schedule beginning with a payment of $62,736 in September 2006 and continuing with monthly payments of roughly $9,840 until August 15, 2007.  The parties agreed that the remaining balance of the $426,122 shall be repaid via quarterly payments equal to the greater of $30,856 or 4% of the gross scallop sales starting in the quarter beginning on June 1, 2007 and each quarter thereafter until the balance is repaid.  Under the terms of this agreement, the first quarter payment will be due on September 30, 2007.  At May 31, 2007, the balance due is $481,495, of which $129,017 is reflected in the current portion of long term debt and the remaining balance of $352,478 is reflected as long term debt.

These consolidated financial statements include Island Scallops’ unsecured non-interest bearing loan from the National Research Council of Canada Industrial Research Assistance Program which requires quarterly payments commencing March 1, 2003 equal to 3% of gross revenues of Island Scallops until the earlier of full repayment or December 1, 2012.  The amount repayable is up to 150% of the original advance of $413,341, if repayment is before December 1, 2007.  If at December 1, 2012, Island Scallops has not earned sufficient revenues to be required to repay the original loan amount, the remaining portion of the loan is to be forgiven.  Amounts currently due at May 31, 2007, bear interest at a rate of 1% per month.  At May 31, 2007, Island Scallops is in arrears in respect to the payment of these amounts.  The National Council of Canada Industrial Research Assistance Program has requested payment of the $76,996 that they claim is owed under this loan agreement.  As such, at May 31, 2007, $76,996 is included in accounts payable and accrued liabilities and the remaining full principal balance of $336,345 is reflected in the current portion of long term debt. We are seeking to renegotiate the repayment terms.

These consolidated financial statements include Island Scallop’s mortgage loan repayable at $2,038 per month including interest calculated at 10.5%.  The loan is secured by a second charge on the real property of Island Scallops. At May 31, 2007, the principal due is $232,905.

Note 9.  Series B Preferred Stock Financing

We completed a private equity financing of $2,070,000 on January 16, 2007, with two accredited investors.  Net proceeds from the offering are approximately $1,864,500.  We issued 207 shares of our Series B Preferred Stock,  par value $0.001 per share and stated value of $10,000 per share and each investor also received one of each of the following warrants: (i) Series A Warrant, (ii) Series B Warrant, (iii) Series C Warrant, (iv) Series J Warrant, (v) Series D Warrant, (vi) Series E Warrant, and (vii) Series F Warrant, each to purchase a number of shares of common stock equal to fifty percent (50%) of the number of shares of common stock issuable upon conversion of the purchaser’s preferred stock, except for the Series J Warrants, which shall entitle the investor to purchase a number of shares of our common stock equal to one hundred percent (100%) of the number of shares of common stock issuable upon conversion of the purchaser’s preferred stock.  Each of the Warrants has a term of 6 years, except for the Series J Warrants, which have a term of 1 year.  Each share of the preferred stock is convertible into a number of fully paid and nonassessable shares of our common stock equal to the quotient of the liquidation preference amount per share ($10,000) divided by the conversion price, which initially is $1.15 per share, subject to certain adjustments, or approximately 8,696 shares of common for each share of converted preferred stock.  We issued a total of 7,200,345 Warrants.

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

Note 10.  Series A Preferred Stock Warrant Liabilities

The warrants that each investor received as a result of our April 12, May 30, June 30 and July 11 Preferred Stock Financing contained a cashless exercise provision that becomes effective one year after the original issuance date of such warrants if our registration statement (that we are required to file under the Series A Preferred Stock Financing’s corresponding registration rights agreement) is not then in effect by the date such registration statement was required to be effective pursuant to the Registration Rights Agreement of the Preferred Stock Financing or not effective at any time during the Effectiveness Period (as defined in the Registration Rights Agreement) in accordance with the terms of the Registration Rights Agreement.  As such and in accordance with the accounting guidelines under SFAS No. 133, we valued the warrants as a derivative financial instrument and the corresponding liabilities were entered onto our consolidated balance sheet, measured at fair value.  We determined the fair value of the warrants as follows as of April 12, 2006, May 30, 2006, June 30, 2006 and July 11, 2006 (the issuance dates).

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

We performed the same calculations as of August 31, 2006, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, we used an underlying stock price of $1.40 per share; no dividends; a risk free rate of 5.01%, 4.71% and 4.70%, which equals the one, three and five-year yield on Treasury bonds at constant (or fixed); and maturity volatility of 93%.  The resulting aggregate allocated value of the warrants as of August 31, 2006 equaled approximately $22,160,000. The change in fair value of approximately $2,666,000 (with a current portion of roughly $519,000) was recorded for the period ended August 31, 2006.

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

We performed the same calculations as of February 21, 2007 (date of reclassification of warrant liability, see Note 12 for additional information), to revalue the warrants as of that date. In using the Black Scholes option-pricing model, we used an underlying stock price of $1.15 per share; no dividends; a risk free rate of 5.05%, 4.74% and 4.68%, which equals the one, three and five-year yield on Treasury bonds at constant (or fixed); and maturity volatility of 96%.  The resulting aggregate allocated value of the warrants as of February 21, 2007, equaled approximately $17,365,000. The change in fair value (gain) of approximately $7,563,000 (with a current portion of roughly $994,000) was recorded for the period ended February 21, 2007.

Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders’ equity.  Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in operating expenses.

Note 11.  Series B Preferred Stock Warrant Liabilities

The warrants that each investor received as a result of our January 16, 2007 Series B Preferred Stock Financing contained a cashless exercise provision that becomes effective one year after the original issuance date of such warrants if our registration statement (that we are required to file under the Series B Preferred Stock Financing’s corresponding registration rights agreement) is then in effect by the required date or not effective at any time during the Effectiveness Period (as defined in the Registration Rights Agreement).  As such and in accordance with the accounting guidelines under SFAS No. 133, we valued the warrants as a derivative financial instrument and the corresponding liabilities were entered onto our consolidated balance sheet, measured at fair value.  We determined the fair value of the warrants as follows as of January 16, 2007 (the issuance date):

We used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (one, three or six), underlying stock price of $1.40 (at January 16), no dividends; a risk free rate of 5.06%, 4.79% and 4.74%, which equals the one, three and six-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 93%. Under the assumptions, the Black-Scholes option-pricing model yielded an aggregate value of approximately $4,117,000 with a current portion of approximately $1,058,000.

We performed the same calculations as of February 2, 2007 (date of reclassification of warrant liability, see Note 12 for additional information), to revalue the warrants as of that date. In using the Black Scholes option-pricing model, we used an underlying stock price of $1.15 per share; no dividends; a risk free rate of 5.05%, 4.74% and 4.68%, which equals the one, three and six-year yield on Treasury bonds at constant (or fixed); and maturity volatility of 96%.  The resulting aggregate allocated value of the warrants as of February 21, 2007, equaled approximately $3,085,000. The change in fair value (gain) of approximately $1,033,000 (with a current portion of roughly $342,000) was recorded for the period ended February 21, 2007.

Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders’ equity.  Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in operating expenses.

Note 12.  Reclassification of Warrant Liabilities Associated with Series A and Series B Preferred Financings

The warrants that each investor received as a result of our April 12, May 30, June 30 and July 11, 2006, Series A Preferred Stock Financing and our January 16, 2007 Series B Preferred Stock Financing contained a cashless exercise provision that becomes effective one year after the original issuance date of such warrants if our registration statements (that we are required to file under the registration rights agreement for both financings) are not then in effect by the date such registration statement was required to be effective pursuant to the each Registration Rights Agreement of the Preferred Stock Financings or not effective at any time during the Effectiveness Period (as defined in each of the Registration Rights Agreements) in accordance with the terms of each of the Registration Rights Agreement.  As such and in accordance with the accounting guidelines under SFAS No. 133 and ETIF Issue No. 00-19 (Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a, Company’s Own Stock), we classified the warrants as a liability because the cashless exercise provision did not specify whether the contract could be settled via the delivery of unregistered shares of our common stock.  As such and per the terms of paragraph 14 of ETIF 00-19 (see below), we assumed net-cash settlement and the warrants were classified as a derivative financial instrument and the corresponding liabilities were entered onto our consolidated balance sheet, measured at fair value.  We determined the fair value of the warrants as follows as of April 12, 2006, May 30, 2006, June 30, 2006, July 11, 2006 and January 16, 2007 (the issuance dates) and we preformed the same calculation as of May 31, August 31, November 30 and February 28 to revalue the warrants at the end of each period (as described above in Notes 9 and 10).   The change in fair value was then recorded for each period.

On February 21, 2007, the cashless exercise provision for all warrants issued in conjunction with both the Series A and Series B Preferred Stock financings was modified to clarify that any shares issued in connection with the cashless exercise will be “restricted.”  As a result, we determined that (per the accounting guidelines under SFAS No. 133 and ETIF Issue No. 00-19) we are now able to net-share settle the contract by delivery of unregistered shares and that the warrant liability should be reclassified as permanent equity.

The initial fair value of the Series A warrant liability was determined to be approximately $19,494,000 (with a current portion of approximately $1,225,000).  Since this value exceeded our additional paid in capital (“APIC”) balance, approximately $9,021,000 of the liability was allocated to APIC and the remaining $10,472,000 was allocated to retained deficit.  We made this decision because the changes in the fair value of the warrants are marked through our profit and loss.

The initial fair value of the Series B warrant liability was determined to be approximately $4,117,000 (with a current portion of approximately $1,058,000).  Since this value exceeded our additional paid in capital (“APIC”), approximately $2,099,000 of the liability was allocated to APIC and the remaining $2,018,000 was allocated to retained deficit.  We made this decision because the changes in the fair value of the warrants are marked through our profit and loss.

As described above, a portion of the fair value of the warrant liability was allocated to APIC and the remaining balance was allocated to retained deficit. Subsequent changes in the fair value of the warrants (at May 31, August 28, November 30, and February 21) were marked through our profit and loss.  Since the terms of the cashless provision have been clarified and the warrants were reclassified as equity, we reversed the liabilities and allocated approximately $20,450,000 to APIC ($17,365,000 from the Series A financing warrants and $3,085,000 from the Series B financing warrants).

Note 13.  Contingent Liabilities

Our wholly owned subsidiary, Island Scallops, entered into an agreement in 1998 with two parties, under which Island Scallops was to produce and sell geoduck seed to the two parties. Island Scallops received advance payments from each of the two parties in the 2002 of approximately $64,140 and recognized related revenue of $43,705 in respect to seed delivered in the 2002 year. The balance of the deposits received (advance payments), net of sales, totaling $122,842, is included in accounts payable and accrued liabilities.

Management’s position is that the two parties violated the terms of the agreement and we are therefore entitled to retain the balance of the deposits.  Per the terms of the original agreement, Island Scallops was entitled to make up any shortfall in the product produced in the following year.  Although product was available and offered by Island Scallops in the following year, the two parties refused to honor the terms of the agreement and would not accept the product (to make up the shortfall) in the following year.

As of August 31, 2004, one of the two parties made claims that Island Scallops owed it an amount totaling $88,925.   This particular party believed that the agreement required Island Scallops to deliver the product in year one and did not allow Island Scallops to make up any shortfall with product produced in the following year. The balance included in accounts payable and accrued liabilities related to this party is $35,909.

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

Stock Options

In August 2005, our Board of Directors approved the “Edgewater Foods International 2005 Equity Incentive Plan.” The Board of Directors reserved 5,000,000 shares of our common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants to Edgewater. As of August 31, 2006, our Board of Directors had authorized the issuance of 282,000 options to employees.

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

In December 2006, we entered into an Amended and Restated Agreement with PR Global Concept GBR.  Under the terms of the amended agreement, PR Global was only eligible to receive a total of 350,000 (as opposed to 500,000 in the original agreement) options to purchase our common stock in the following installments: 25,000 options every 3 months after the date of the Amended Agreement for a total of four installments; one installment of 125,000 options 18 months from the date of the Amended Agreement; and, one installment of 125,000 options 24 months from the date of the Amended Agreement.  The options issued in the first four installments were to be exercisable at a strike price of $1.52 and the last two installments were to be exercisable at a strike price of $2.25.  The options were to be exercisable for a period of three years from the date of the vesting.  Additionally, PR Global would no longer receive the $5,000 monthly payment; we did, however, pay the one month owed to PR Global under the original agreement when the Amended Agreement was signed.  The Amended Agreement was otherwise unchanged from the originally entered into agreement with PR Global.   On January 12, 2007, however, we terminated our Amended and Restated Agreement with PR Global and ended our relationship with the firm.  As such, we rescinded the 350,000 options that were to be issued under the amended agreement and PR Global is to receive no additional compensation.

On February 1, 2007, we issued Kitsilano Capital Corp. four 100,000 options to purchase our common stock, pursuant to our Consulting Agreement with them.  The first option vests on May 1, 2007, the second on August 1, 2007, the third on February 1, 2008, and the fourth on June 1, 2008, so long as Kitsilano continues to provide services to us under the Consulting Agreement.  Each option is exercisable for a period of three years from the vesting date and has an exercise price of $1.20, $1.40, $1.60 and $1.80 respectively. The shares underlying the options have piggy-back registration rights that required us to register the shares in our last registration statement.  The options and the shares underlying were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

On April 18, 2007, our board of directors authorized the issuance of 190,000 options to purchase our common stock to 19 employees pursuant to the “Edgewater Foods International 2005 Equity Incentive Plan.”  The options vest on April 18, 2008.  Each option is exercisable for a period of five years from the vesting date and has an exercise price of $1.25 respectively.

Stock option activity during the period ending May 31, 2007 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 31, 2006	282,000	$ 1.50
Granted	590,000	1.42
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding, May 31, 2007	872,000	$ 1.45
Exercisable, May 31, 2007	382,000	$ 1.42

At May 31, 2007, 100,000 of the exercisable options expire in May 2010, 62,000 of the exercisable options expire in August 2010 with the remaining balance of 220,000 having an expiration date of August 2015.

Note 15.  Series A Preferred Stock Conversion and Warrant Exercise

On November 7, 2006, a holder of our series A preferred stock exercised their right to convert 66,666 shares of our series A preferred stock into 66,666 share of common stock. As such, we issued 66,666 shares of common stock and canceled 66,666 shares of our series A.

On May 8, 2007, a holder of our series A preferred stock exercised their right to convert 30,000 shares of our series A preferred stock into 30,000 shares of common stock. As such, we issued 30,000 shares of common stock and canceled 30,000 shares of our series A.

On May 10, 2007, a holder of our series A preferred stock exercised their right to convert 500,000 shares of our series A preferred stock into 500,000 shares of common stock. As such, we issued 500,000 shares of common stock and canceled 500,000 shares of our series A.

On May 12, 2007, a holder of our series A preferred stock exercised their right to convert 70,800 shares of our series A preferred stock into 70,800 shares of common stock. As such, we issued 70,800 shares of common stock and canceled 70,800 shares of our series A.

On April 12, 2007, we issued 1,354,667 shares of common stock to the investors of our April 12, 2006 financing in connection with the exercise of 1,354,667 Series J warrants received by investor as part of the financing.  We also issued 188,800 series A preferred shares and 188,800 shares of common stock to the placement consultant from the April 12, 2006 financing in conjunction with the exercise of 188,880 placement agent warrants and 188,800 series J warrants.  We received net proceeds of approximately $913,000 pursuant to the exercise of these warrants.

Note 16.  Going Concern

Prior to the completion of our Preferred Stock Financing, working capital had been primarily financed with various forms of debt.  We have suffered operating losses since inception in our efforts to establish and execute our business strategy.  As of May 31, 2007, we had a cash balance of approximately $2,443,000.  Although management believes that we have adequate funds to maintain our business operations into the next fiscal year and/or until we become cash flow positive, we continued to suffer operational losses in the first nine months of our 2007 fiscal year. Until our operations are able to demonstrate and maintain positive cash flows, we may require additional working capital to fund our ongoing operations and execute our business strategy.  Based on these factors, there is substantial doubt about our ability to continue as a going concern.

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

Note 17.  Subsequent Events

In June 2007, our wholly owned subsidiary, Island Scallops, Ltd. entered into a Consulting Agreement with Pacific Crab Co., pursuant to which ISL will issue a total of 100,000 shares of our common stock in exchange for consulting and marketing services Pacific will provide to ISL.  Pursuant to the agreement, ISL issued 40,000 of such shares to Pacific when the Agreement was signed; the remaining 60,000 shares will vest ratably (5,000 shares per month) at the beginning of each month for each month during the term of the agreement, which initially is twelve months.  ISL also agreed that if certain goals are met within the agreed upon timeframe, it will issue 15,000 shares to Pacific at such time as the goals are reached, in which case the remaining 45,000 shares will continue to vest as described above.

On June 30, 2007, we issued 137,685 shares of common stock to the investors of our April 12, May 30, June 30 and July 11, 2006 financings as payment of the semi-annual dividend (8% per annum) per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. The number of shares issued was based on the dividend payment at a rate of 8% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000 for the April 12 financing, $1,500,000 for the May 30 financing, $1,550,000 for the June 30 financing and $1,450,000 for the July 11 financing) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $228,000 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On June 30, 2007, we issued 33,589 shares of common stock to the investors of our January 16, 2007 financing as payment of the semi-annual dividend (6% per annum) per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock (see Note 9 – Series B Preferred Shares Financing for additional information on the Series B Convertible Preferred Stock).  The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $56,000 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

During the third quarter of our 2007 fiscal year, we started harvesting our 2005 year-class scallops, continued moving our 2006 scallop crop into final large grow-out nets at our tenure (farm) sites and started the spawn of our 2007 year-class. We refer to the year-class of scallops based on when the scallops were spawned.   Generally, the harvest occurs approximately 22 to 24 months after spawning of the scallops.  Starting with the 2005 scallop class, future scallops will be grown in nets and hung from our new and improved longline system thereby eliminating most of the problems that we experienced harvesting (and handling) the ear-hung product in the first and second quarters. Originally, we planned to ear-hang our entire 2005 scallop crop and subsequent year-classes, but after inspecting the 2004 ear-hung crops growth rates and an analyzing the labor costs of ear-hanging versus lantern-style netting, we decided to use nets for the final grow-out stage of the 2005 crop and subsequent classes.

During the third quarter, harvest and sales of our 2005 scallop class started slower than expected as we worked to develop improved sales and marketing efforts as well as our continuing efforts to improve our processing and handling facilities.  These issues coupled with handling and harvesting problems associated with our 2004 ear-hung scallops (during the first and second quarters) resulted in lower than anticipated revenues during the first nine months of 2007.  However, in June 2007, we hired consultants with over 40 years of combined service in the seafood sales and distribution industry.  The consultants have been marketing both a fresh and frozen half-shell product and it is generating significant interest. Management believes that these new marketing efforts, coupled with the recently completed processing plant will begin yielding significant revenue increases starting as early as next quarter and continuing thereafter.  The improved processing facility will provide us with several important advantages, including a significantly larger inventory holding and handling area and the ability to mitigate future weather related harvest delays to our sales.  We believe that this will lead to expedited sale processes in the upcoming months.  In addition, recent experience gained from harvesting and sorting scallops on the new longline systems should allow for greater future harvesting rates. Additionally, we plan on generating additional near term revenues via the sale of scallop and possibly other shellfish seed.

During the harvesting of our 2005 and sorting of our 2006 scallops classes, we were able to review our mortality rates and update our class size projections.  Based on this review, we expect to bring as many 3 million 2005 year class scallops to market over the next

twelve months and harvest up to 5 million 2006 year class scallops starting in April of 2008.   Originally, we believed that our 2006 spawning would yield between 5 and 10 million scallops at full maturity/harvest.  However, mortality rates were at the higher end of our projections due to the handling and sorting learning curve associated with the roll-out of our new longline and anchor system.  We anticipate that survival rates for the future classes, starting with the 2007 scallop class, will significantly improve due to the addition of more lines and anchors, better spacing and sorting within each lantern net and experience gained from the sorting and farming of both the 2005 and 2006 year classes.

During the third quarter of our 2007 fiscal year, we began spawning our 2007 scallop year-class.  Due to improved hatchery technology and infrastructure (due to improvements from recent capital investments) and lessons learned from the 2006 spawn, we were able to increase early stage survival rates.  As of June 2007, at least 100 million scallops had reached 2 mm size in our onshore hatchery ponds.  We will begin moving these scallops into grow-out nets at our farm sites in the coming months.  Based on the recent lessons learned and improving farm infrastructure, we anticipate that the 2007 spawning will yield up to 20 million scallops at full maturity/harvest. In addition, we plan to hold up to 20 million scallops (from 2007 spawning) in our onshore ponds until February 2008 as reserve scallops.  We expect that at least 5 million of these scallops will eventually reach harvest size.

The use of DNA based family analysis that started in early 2000 and will continue through 2007, with the goal of breeding high meat yield scallops, began showing results in the harvest of our 2004 scallop class.  Average weight per scallop increased from 150-180 grams to approximately 225-250 grams -- representing an increase of over 20% from the previous year.  Management believes that the improved meat yield will allow us to continue to demand higher scallop prices per animal.  Also, the Pacific scallop, farmed by us, continues to prove itself highly disease resistant, with up to a 95% survival rate during the grow-out phase.

As a result of the above, we believe that the 2005 scallop-class will produce at least $5.5 million of gross revenue over the next twelve months.  Although we originally anticipated that the harvest of our 2006 scallop class would eventually result in total gross revenue of up to $14.0 million over the twelve month period beginning in April 2008, we now believe the gross revenue from the harvest of the 2006 scallop class will only result in up to $10.0 million over the same period as a result of the higher than expected mortality rates and problems with handling of long lines discussed above.  Based on our current projections for 2007 scallop class, we believe this year class could produce more than $40.0 million over the life of its harvest.  If our mortality rates are better than our current projections, our revenues from the 2005, 2006  and 2007 scallop class could be higher; conversely, if our mortality rates are worse than we anticipate our revenues for this period could be lower than we anticipate.  In addition, changes in the anticipated growth rates, projected harvesting cycles and large fluctuations in the price of scallops or the US-Canadian exchange rate could impact our current projections.

Comparison of results for the three months and nine months ended May 31, 2007 to the three and nine months ended May 31, 2006.

Revenues.  Revenues for the three months ended May 31, 2007, were approximately $129,000.  We had revenues of approximately $133,000 for the three months ended May 31, 2006.  This is a decrease of approximately $4,000 or 3%.  Revenues for the nine months ended May 31, 2007, were approximately $434,000 as compared to $437,000 for the nine months ended May 31, 2006.  The slower than expected increase in our revenues was mainly the result of slower than expected sales of our 2005 scallops following the start of harvest in spring 2007, a slower than anticipated start to the 2004 harvest and an unexpected early season winter storm that forced us to curtail harvesting operations during at least one week in November.  Handling and harvesting of our 2004 ear-hung scallops also proved to be tougher and more time consuming than originally expected, thereby slowing our anticipated harvest rates.  In addition, revenue for the nine months ended May 31, 2006, was also bolstered by a one-time sale on inventory equipment and large scallop seed sales.  As such, scallop-only sales were higher for the nine months ending May 31, 2007, as opposed to the nine months ending May 31, 2006.  As in the previous year, management continued its emphasis on the development and production of larger future (2006 and 2007) scallop crops.  Management believes that our emphasis on expansion of future crops coupled with the recently completed new processing facility and new marketing efforts will yield a significant increase in revenue starting as early as our next quarter and continuing thereafter.

Gross profit (loss). Gross loss for the three months ended May 31, 2007, was approximately $58,000, an increase of approximately $20,000 as compared to gross loss of roughly $38,000, for the three months ended May 31, 2006. For the nine months ended May 31, 2007, gross loss was approximately $219,000.  For the nine months ended May 31, 2006 gross loss was roughly $39,000. The increase in the amount of gross loss for this quarter (as compared to the same period in our 2006 fiscal year) was mainly attributable to the slower than anticipated start to our 2005 class of scallops’ harvest as we worked to develop improved sales and marketing efforts, as well as continued to improve our processing and handling facilities.  The increase in the amount of gross loss for the nine months ended May 31, 2007, (as compared to the same period in our 2006 fiscal year) was also attributable to handling and harvesting problems with our 2004 ear-hung scallops.  Additionally, because of an unusually large winter storm in November, we experienced some minor weather related sale delays as harvesting operations were under way during November. Aside from the slower than expected scallop sales in both the three and nine months ending May 31, 2007, part of the increase in gross loss was attributable to an increase in costs related to a ramp-up of our processing personnel in preparation for increased future harvests and sales. We anticipate that in the upcoming quarters our gross profit margins will improve as sales increase without substantial increase in processing personnel costs.

General and administrative.  General and administrative expenses for the three months ended May 31, 2007, were approximately $333,000.  Our general and administrative expenses were approximately $287,000 for the three months ended May 31, 2006.  This is an increase of approximately $46,000 or 16%. General and administrative expenses for the nine months ended May 31, 2007, were approximately $753,000.  Our general and administrative expenses were approximately $394,000 for the nine months ended May 31, 2006.  This is an increase of approximately $359,000 or 91%.  Our increase in general and administrative expenses for the three and nine months ended May 31, 2007 were attributable to costs associated with establishing, building, and supporting our infrastructure and included various consulting costs, legal and accounting fees, compensation paid as result of our recent financing, overhead, and salaries.  We anticipate that these costs may continue to rise, but at a slower pace, as we continue to expand our operations.

Stock compensation expense.  During the three and nine months ended May 31, 2007, our Board of Directors did not authorize the issuance of shares of our restricted common stock for compensation.  We issued 190,000 options to 19 employees during the three months ended May 31, 2007 and issued an additional four options to purchase 100,000 shares each during the nine months ended May 31, 2007.  Based on the common stock trading price at times of issuance and the option vesting schedules, we incurred a stock compensation expense of approximately $57,000 and $228,000 for the three and nine months ended May 31, 2007, respectively.  During the nine months ended May 31, 2006, our Board of Directors authorized the issuance of shares of our restricted common stock to two consulting groups who would provide services to us.  Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash expenses for the issuance of stock of approximately $183,000.

Other income (expense), net.  Interest expense for the three months ended May 31, 2007, was approximately $2,000.  Interest expense for the three months ending May 31, 2006, was approximately $54,000.  The decrease in interest expense was mainly due to repayment of a large short term note in the third quarter of 2006.  Other income for the three months ended May 31, 2007, was approximately $7,000 as opposed to other income of approximately $13,000 for the three months ended May 31, 2006. For the three months ending May 31, 2006, we recognized a loss of approximately $2,525,000 which was related to the change in the fair value of warrants issued to 10 institutional and accredited investors in conjunction with preferred stock financings on April 12, May 30, June 30, July 11, 2006, and January 16, 2007, and the market price of the common stock underlying such warrants.  As a result of reclassifying these warrant liabilities on February 21, 2007, no such gain or loss was recorded for the period ended May 31, 2007.   Interest expense for the nine months ended May 31, 2007, was approximately $14,000 as compared to interest expense of roughly $160,000 for the nine months ending May 31, 2006.  Other income for the nine months ended May 31, 2007, was approximately $168,000.  For the Nine months ended May 31, 2006, other expense was roughly $500,000.  This increase in other income was mainly due to issuance of 520,000 share of restricted stock to one group in consideration for the extension of the due date on a share term loan to Island Scallops and a one time gain of approximately $158,000 related to the forgiveness of a third party short-term debt in 2007. We recognized a gain of approximately $5,827,000 which was related to the change in the fair value of warrants issued to 10 institutional and accredited investors in conjunction with preferred stock financings on April 12, May 30, June 30, July 11, 2006, and January 16, 2007, and the market price of the common stock underlying such warrants for the nine months ended May 31, 2007. For the three months ending May 31, 2006, we recognized a loss of approximately $2,525,000 which was related to the change in the fair value of warrants issued to 10 institutional and accredited investors in conjunction with preferred stock financings on April 12, May 30, June 30, July 11, 2006, and January 16, 2007, and the market price of the common stock underlying such warrants.

As a result, other income for the three and nine months ended May 31, 2007, was approximately $4,000 and $5,980,000 as compared to other expense of approximately $2,567,000 and $3,186,000 for the three and nine months ended May 31, 2006.  This increase was primarily attributed to gain associated with the reclassification of certain liabilities associated with warrants issued to investors in our Series A and B Preferred Stock financings and the resultant change in fair value of the warrants following the reclassification (See Foot Note 12 to our Financial Statements “Reclassification of Warrant Liabilities Associated with Series A and Series B Preferred Financings.”).

Net profit (loss).  As a result of the above, the net loss for three months ended May 31, 2007 was approximately $465,000 and net profit for the nine months ended May 31, 2007, was approximately 4,770,000 as compared to a net loss of approximately $2,929,000 and $3,919,000 for the three and nine months ended May 31, 2006.

Liquidity and Cash Resources.  At May 31, 2007, we had a cash balance of approximately $2,225,000. Between April 2006 and January 2007, we completed five private equity financings that resulted in net proceeds of approximately $7,004,000.  These financings contain warrants which if fully exercised could raise approximately an additional $49,350,000.  In February 2007, one investor exercised warrants that net us an additional $276,000.  In May 2007, two investors and our placement consultant exercised warrants that netted us an additional $913,000.  The exercise of the any additional warrants is, however, to a large extent dependent upon the price of our stock in the public market.  As a result, we cannot guarantee when any of the warrants will be exercised, if at all and, as a result, the proceeds from the exercise of the warrants may not be available to us at a time when we require additional financing or ever.  Prior to the completion of the Preferred Stock Financing in the third quarter of 2006, our working capital had been primarily financed with various forms of debt.  Previously, we also relied on short term loans from certain shareholders to assist with our working capital needs and to meet short term cash requirements.  We used a portion of our recent private equity financing to repay these short term loans and as a result we have been able to deploy the bulk of the proceeds from our financing toward our business strategy.  In addition to the foregoing, we are currently conducting due diligence regarding the possible acquisition of a clam farming operation in Morocco.  Although to date we have not entered into any definitive agreements, if we determine to proceed with such an acquisition, it will result in commitments of up to $1,000,000 in capital over a period of approximately six months to one year.  We anticipate that if we decide to move forward with such acquisition it would occur sometime in the fourth fiscal quarter of 2007 or the first fiscal quarter of 2008.

ITEM 3.  CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

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

(b)

Changes in internal controls

During the quarter ended May 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as set forth herein, we are not a party to any material legal proceeding and to our knowledge no such proceeding is currently contemplated or pending.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Unregistered Sales of Equity Securities

On April 12, 2007, we issued 88,000 shares of common stock to an investor of our April 12th financing in connection with the exercise of 88,000 Series J warrants received by such investor as part of the financing.  We received net proceeds of approximately $45,600 pursuant to the exercise of these warrants.

On April 12, 2007, we issued 1,266,667 shares of common stock to an investor of our April 12th financing in connection with such investor’s exercise of 1,266,667 Series J warrants he received as part of the April 12th financing.  We received net proceeds of approximately $655,500 pursuant to the exercise of these warrants.

On April 12, 2007, we issued 188,800 shares of our Series A Preferred Stock and the followings warrants: (i) Series A Warrant, (ii) Series B Warrant, (iii) Series C Warrant, (iv) Series D Warrant, (v) Series J Warrant, (vi) Series E Warrant, (vii) Series F Warrant, (viii) Series G Warrant, and (ix) Series H Warrant, each to purchase a number of shares of Common Stock equal to 50% of the number of shares of Series A Preferred Stock purchased, except for the Series J Warrants, which entitled the investor to purchase a number of shares of our common stock equal to 100% of the number of shares of Series

A Preferred Stock purchased.  We issued a total of 944,000 Warrants.  Each of the Warrants has a term of 5 years, except for the Series J Warrants, which have a term of 1 year.  Each share of the Series A Preferred Stock is convertible into one fully paid and nonassessable share of our common stock.  These shares and warrants were issued pursuant to the exercise of 188,800 placement consultant warrants received as a result of our April 12, 2006 financing.  We received net proceeds of approximately $106,000 pursuant to the exercise of these warrants.

On April 12, 2007, we issued 188,800 shares of common stock to the placement consultant of our April 12, 2006, financing in connection with the exercise of 188,800 Series J warrants, which the placement consultant received from his exercise of his placement consultant warrant, as described above.  We received net proceeds of approximately $106,000 pursuant to the exercise of these warrants.

On May 8, 2007, we issued 30,000 shares of our common stock pursuant to a shareholders conversion of 30,000 shares of our Series A Preferred Stock that he owned.  We did not receive any proceeds from this conversion.

On May 10, 2007, we issued 500,000 shares of our common stock pursuant to a shareholders conversion of 500,000 shares of our Series A Preferred Stock that he owned.  We did not receive any proceeds from this conversion.

On May 12, 2007, we issued 70,800 shares of our common stock pursuant to a shareholders conversion of 70,800 shares of our Series A Preferred Stock that he owned.  We did not receive any proceeds from this conversion.

On June 30, 2007, we issued 171,274 shares of common stock to the investors of our 2006 and 2007 financings as payment of the semi-annual dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock and Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock.  The dividend shares were issued to these investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

(b)

Not Applicable.

(c)

Not Applicable.

(d)

Not Applicable.

ITEM 3. Defaults upon Senior Securities

(a)

Not Applicable.

(b)

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our shareholders during the period covered by this report.

ITEM 5. OTHER INFORMATION

(a)

Not applicable.

(b)

Not applicable.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this report.

           Exhibit No.                     Document

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007).

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 16, 2007

EDGEWATER FOODS INTERNATIONAL, INC.

By:   /s/ Robert Saunders

                                     Robert Saunders,

Chief Executive Officer

By:   /s/  Michael Boswell

Michael Boswell,

Acting Chief Accounting Officer