Form 10KSB
period 2007-08-31
EDGEWATER FOODS INTERNATIONAL, INC.
filed 2007-11-29
CIK 1231339

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the Fiscal Year Ended August 31, 2007

                         Commission File Number 0-50092

                       EDGEWATER FOODS INTERNATIONAL, INC.
                       -----------------------------------
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                YES              X   NO
           ----                -----


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

             X  YES                  NO
           -----               -----


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                 YES             X  NO
           ----                ----

The issuer's revenues for its most recent fiscal year were:  $657,065.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of November 23, 2007 was $9,616,917 (computed by multiplying the closing sales price for our common stock on such date by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such people are affiliates of the registrant).

The number of shares of our common stock outstanding on November 23, 2007 was 23,737,700.

                          TABLE OF CONTENTS

                                     PART I
Item 1     Description of Business....................................  Page 5
Item 2     Description of Property....................................  Page 15
Item 3     Legal Proceedings..........................................  Page 16
Item 4     Submission of Matter to a Vote of Security Holders.........  Page 17

                                     PART II
Item 5     Market for Common Equity, Related Stockholder Matters
            and Small Business Issuer Purchases of Equity Securities..  Page 18
Item 6     Management's Discussion and Analysis or Plan of Operation..  Page 26
Item 7     Financial Statements.......................................  Page F-1
Item 8     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................  Page 41
Item 8A    Controls and Procedures....................................  Page 41

                                    PART III
Item 9     Directors and Executive Officers of the Registrant.........  Page 43
Item 10    Executive Compensation.....................................  Page 49
Item 11    Security Ownership of Certain Beneficial Owners, and
            Management and Related Stockholder Matters................  Page 54
Item 12    Certain Relationships and Related Transactions.............  Page 58
Item 13    Exhibit List...............................................  Page 59
Item 14    Principal Accountants Fees and Services....................  Page 61

           Signatures.................................................  Page 62

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

On August 30, 2006, we filed a Form 8-A to register our common stock pursuant to
Section 12(g) of the Act and we therefore ceased being a voluntary filer.

KEY CORPORATE OBJECTIVES

Our key business development objectives over the next 36 months are to expand scallop and sablefish production using both existing and new infrastructure at our facilities in Qualicum Beach, Canada, which we anticipate will enable us to reach annual sales of as much as approximately US$40.0 million and earnings of approximately US$15.0 million by the end of our 2010 fiscal year on scallop sales alone. This significant expansion will be accomplished as a result of the following four factors:


     o We expect to begin harvesting the 2007 year-class scallops during the spring of 2009, however, we could begin harvesting portions of the class sooner if mortality rates (at various points of the growth cycle) are significantly lower than our current projections or if growth rates are substantially higher. We anticipate that at least 20 million scallops could reach maturity and thus be harvested.

     o We expect to produce more than 200 million scallop seeds in 2008, with a projected 2008 scallop class of at least 40 million scallops at various sizes.

     o We plan to capitalize on the high demand for sablefish in foreign markets by entering into the blackcod market in the next 2 to 3 years.

     o We plan to expand current distribution by establishing new strategic relationships with 10-15 American fisheries importers in Seattle, Portland, San Francisco, San Jose, and Los Angeles and overseas in Hong Kong in 2008 and the introduction of frozen on the half-shell product targeting the Eastern United States and Canada .


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

Traditionally, as described above, we have sold live scallops within the Pacific Northwest market. We recently hired outside seafood sales and distribution consultants who have began to introduce new product lines of fresh meat and a new unique frozen half-shell product that is generating significant interest. Part of the new marketing strategy includes working with various high-end restaurants and chefs to develop new menu items based on our scallops. We believe that this will help create product and encourage additional wholesalers to carry our scallops. As part of our overall strategy and in conjunction with the introduction of our frozen half-shell product, we are currently evaluating strategic relationships with three major US-based distributors.

CURRENT PRODUCTS

Island Scallops currently focuses exclusively on aquaculture products and is not involved in wild fisheries. All seafood products are produced in private hatcheries and grown on ocean farm sites. Currently, the Pacific Scallop is the only product that Island Scallops produces, grows, processes and markets, with the exception of limited quantities of sablefish grown as part of our planned expansion into this market. In the past however, Island Scallops produced a variety of other shellfish species including the Pacific oyster, European flat oyster, Manila clam, eastern blue mussel, Mediterranean mussel, rock scallop, geoduck clam and sea urchin, which we sold to third party shellfish farmers. Additionally, our hatchery has produced and is capable of producing a variety of shellfish seed (for grow-out and sale by our companies) including mussel, oysters and geoduck as well as scallop seed.

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

SCALLOP OVERVIEW

Island Scallops' main product is the "Pacific Scallop", which is a hybrid of the imported Japanese scallop and the local weathervane scallop. Between 1993 and 1999, Island Scallops developed this new scallop using Japanese scallops that were imported under quarantine in the early 1990's. This unique scallop is marketed as the Pacific scallop and is the largest scallop in the world, reaching sizes of 15 cm and 500 grams. The scallop species farmed by Island Scallops has a proven record of being disease resistant, with a 95% survival rate during the grow-out phase. We have the necessary farming infrastructure to produce up to 15 million scallops annually and, with an additional capital investment of approximately $1.0 million, which we hope to fund from the exercise of warrants or improving cash flows, up to 30 million scallops annually by the fall of 2009. If we are not able to fund this expansion via the exercise of warrants or cash flow, we have to seek additional financings. Given the high worldwide demand for scallops, Island Scallops is poised to rapidly expand production and significantly increase revenues.

The Pacific Scallop is sold live in four sizes: medium, large, extra large and jumbo. Pricing ranges from a low of US$3.95 per pound to $4.20 per pound for the larger sized scallops. Previously, due to the large demand and high value for live scallops, our focus was on the sale of live scallops in 2006. We recently hired outside seafood sale and distribution consultants who have begun to introduce new product lines of fresh meat and a new unique frozen half-shell product that is generating significant interest.

The basis for our anticipated scallop farming production increase stems from a combination of our tenure expansion, our recent financing, improved grow-out techniques and our transition to a combination of "lantern-style" netting and ear-hanging methods. Scallops culture utilizes two styles of small cages referred to as "pearl nets and lantern nets." Pearl nets are shaped like a pyramid with a 35 by 35 cm square base and grow small scallops from 2-3 mm to 10mm. The 10-mm scallops are grown in cylindrical nets called lantern nets and are 60 cm in diameter and 1.2 meters deep containing 12 layers. Our Hindoo Creek and Deep Bay tenures have been approved for expansion and once expansion of our Denman tenure is approved, which we believe will occur by our next fiscal year, we will be able to increase capacity to approximately 15,000,000 animals per annum. Thereafter, we intend to change our management plan to include off bottom culture at our Bowser tenure in late 2007 or 2008, which would supply us with the capacity to produce an additional 20 million animals at harvest.

As the only hatchery/producer of cultured scallops on the west coast of North America, Island Scallops has the ability to supply fresh scallops (of a predictable quality and quantity) throughout the year. Although the supply of scallops has fluctuated in the past, consumer demand has always absorbed the available supply. A primary factor for increased consumption is the increasing health consciousness among consumers. Scallops are low in saturated fats and cholesterol and high in protein. All parts of the scallop body are edible; however, different parts tend to be consumed in different regions of the world. In North America, the adductor muscle is traditionally the only part eaten, with the rest of the body discarded. In Europe, Australia and Tasmania, the adductor muscle is usually marketed and eaten with the gonad attached. Japan utilizes the whole animal, where most of the product is cooked in the shell prior to sale. Marketed scallops generally take the following product forms:

     o    Whole-live (shelf life of seven days);
     o    Whole dried;
     o    Eviscerated whole;
     o    Shucked fresh (shelf life of about 15-20 days);
     o    Shucked frozen (shelf life of about a year);
     o    Frozen on the half-shell (shelf life of about a year); and
     o    Value added forms (smoked, breaded, canned).

The shucked product form is the most significant form for North American markets. A whole-live product form is the most desirable from the aquaculturist's point of view, as processing costs are minimal. Previously, Island Scallops has developed a market for whole live scallops, which exceeds 5,000 lbs. per week into Vancouver. We are currently in the process of expanding our live scallop distribution network into Hong Kong and the western United States to up to 15,000 lbs. per week in the near future. We are also in the process of introducing fresh scallop meat into high end restaurants in Toronto and Montreal and frozen half-shell product into the eastern US and Canada. In 2008, we expected our overall product mixture to consist of 40% live scallops, 30% fresh meat and 30% frozen half-shell, and then 50% frozen half-shell, 30% live and 20% fresh thereafter.

Island Scallops currently distributes through specialty wholesalers with particular expertise in selling to restaurants and has developed a market for whole live scallops that exceeds 5,000 lbs. per week into Vancouver. In Vancouver these include but are not limited to Albion Fisheries, Tri-Star
Seafood Supply, Pacific Rim Shellfish, Sea World Fisheries and Teamway Fisheries. As we expand our distribution, we will continue to focus on specialty wholesalers with strong ties to major restaurants.

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

Island Scallops plans to raise sablefish onshore using shallow ponds or above ground tanks. This system has been successful in Texas for the culture of catfish. Tests have shown that sablefish prove to be very hardy when grown in ponds and this has the added advantage of causing sablefish to be parasite free. Wild sablefish carry a parasite that does not allow the fish to be eaten raw. With adequate funding, Island Scallops has already demonstrated the feasibility of onshore sablefish farming and plans to develop a new sablefish facility that could produce at least 500,000 sablefish as early as 2008, with production planned to increase by at least 500,000 annually by 2009 and beyond. We currently plan to fund this new sablefish facility via the exercise of existing warrants. Since the exercise of the warrants is, however, to a large extent dependent upon the price of our stock in the public market, we cannot guarantee when any of the warrants will be exercised, if at all and, as a result, the proceeds from the exercise of the warrants may not be available to us. If we are not able to fund this expansion via the exercise of warrants, we need to seek additional financings to fund this project.

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

At the present time, worldwide "non-farming" sablefish catches are struggling to meet the worldwide demand according to DFOWeb, NPFMCWeb and Pacific Fishery Management Council Website. Currently, there are only two hatchery facilities:
Island Scallops Ltd. and Sablefish Hatcheries Inc. that have produced sablefish juveniles. Current production is only approximately 100,000 juveniles per year. Based on our analysis of present market conditions, increasing worldwide hatchery production tenfold (to roughly 1 million 3 kilo sablefish) would fill less than 10% of the current world demand shortfall. If Island Scallops' new sablefish facilities are able to reach a production of 3 million sablefish annually, this will only fill less than 30% of the current overall shortfall. The economic potential for sablefish is therefore considerable. Given these market conditions and opportunities, Island Scallops, subject to our ability to secure adequate funding, is determined to enter the market for sablefish in a significant manner within the next two to three years.

OTHER PRODUCTS

In the past Island Scallops sold a variety of shellfish larvae and seed to both international and local customers. Sales included two species of mussels, manila clams, geoduck clams, oysters, abalone and sea urchins. Island Scallops has established suppliers of aquaculture equipment in Japan and China and supplies nets, ropes, floats, and processing equipment into the British Columbia industry. Currently, Island Scallops is focused almost exclusively on expansion of scallop sales and development of its sablefish operation with a goal of further commercialization of sablefish in two to four years.

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

Our Deep Bay and Hindo Creek tenures have received final CEA Act approval, which lasts for twenty years and which allows us to expand these 2 tenures. We have CEA Act approvals but are waitiong on re-zoning approval for our Denman tenure, along with a approvals for our Bowser bottom lease. Please see our risk factor, If we are unable to expand our tenures, our projected production may be delayed.

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

The primary British Columbia participants in scallop farming are Island Scallops joint venture farmers or independent scallop farmers, which receive their supply of seed scallops solely from Island Scallops. These farmers are chronically underfinanced and production from these growers usually totals less than 1,000,000 scallops per year. Island Scallops is uniquely positioned to rapidly expand these farms (up to six farms) under an exclusive farming and marketing contract. Three joint venture farmers are currently farming scallops and receive free scallop seed, technology and support for a 12% royalty on the harvest and exclusive marketing of their product through Island Scallops.

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

This limited production is not a matter of biological barriers but rather a lack of interest by the major producers to venture into a new marine species. Alaska sablefish fishermen have expressed interest in farming sablefish and the Sablefish Association of Alaska has voted unanimously to start farming sablefish in southern Alaska. Island Scallops has been in discussion with this association and has been told that due to "anti-aquaculture" policy in Alaska, it is very unlikely that any farming will occur there in the near future.

Washington State contains two parties interested parties in sablefish farming. The first is the Makah Tribe and the second is a private company, which is trying to obtain farming permits in Port Angeles. These parties have made inquiries to Island Scallops for juvenile sablefish. However, to date, no orders have been placed.

RESEARCH AND DEVELOPMENT

Due to changes in Canadian Federal Government's Research and Development tax credits (SRED) program, which prevents any part of the research to be combined with commercial production, no Research and Development claims were made in fiscal 2006 and 2007. Research did continue on the genetic selection of superior strains of scallops, as did developments in the culture process for both marine algae and developments in re-circulation systems. Island Scallops plans to conduct research and development under a separate company called RKS Laboratories Ltd., which has no commercial production and whose primary goal is the genetic improvement in breeds of the Pacific Scallops and other marine species. We believe that this will allow the continued support from the SRED program.

EMPLOYEES

At August 31, 2007, we had 45 full time employees. We anticipate hiring between 10 and 15 temporary workers during the upcoming spring and summer growing seasons.

None of our employees is represented by a labor union and we consider our relationships with our employees to be good.


ITEM 2.  DESCRIPTION OF PROPERTY

For the fiscal year ended August 31, 2007, our U.S. corporate office was located at 400 Professional Drive, Suite 310, Gaithersburg, Maryland 20878. This space was provided on a rent free basis by one of our shareholders.

Island Scallops' main office and hatcheries are located on the east side of Vancouver Island in the town of Qualicum Bay at 5552 West Island Highway, Qualicum Beach, British Columbia, Canada V9K 2C8. The shellfish hatchery is housed in a 930 square meter building. A 300 square meter shellfish processing plant is also located at this site. Corporate scallop farms are situated along the east and west coasts of Vancouver Island. These facilities represent the largest private marine research hatchery and the first fully integrated shellfish producer in Canada.

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

Expansion of our Deep Bay and Hindo Creek has been approved and such approval does not need to be renewed for twenty years. An amended tenure agreement has been signed with the government of BC to expand the Denman Island site. The biggest hurdle to completing the Denman expansion process is the re-zoning application, which must be approved before we can use the expanded tenure.
  At the Bowser tenure, we are waiting for approval to convert the method of farming from bottom to off-bottom culture in one-third of the tenure area. Once approved, this will allow us to accommodate about 20 million scallops.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year covered buy this Report.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The common stock is currently quoted on the over-the-counter Bulletin Board under the symbol "EDWT."

The following table sets forth the quarterly high and low bid prices for the common stock since the quarter ended November 30, 2005. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                                             HIGH        LOW
                                                             ----        ---
  Quarter ended November 30, 2005                           $1.80      $1.45
  Quarter ended February 28, 2006                           $1.64      $1.10
  Quarter ended May 31, 2006                                $1.45      $0.80
  Quarter ended August 31, 2006                             $1.70      $1.20
  Quarter ended November 30, 2006                           $1.85      $1.01
  Quarter ended February 28, 2007                           $1.70      $1.01
  Quarter ended May 31, 2007                                $1.70      $1.01
  Quarter ended August 31, 2007                             $1.65      $1.05

At August 31, 2007, the closing bid price of the common stock was $1.10 and we had approximately 58 record holders of our common stock, 15 record holders of our Series A Preferred Stock and 2 record holders of our Series B Preferred Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

At November 23, 2007, the closing bid price of the common stock was $1.01 and we had approximately 57 record holders of our common stock, 15 record holders of our Series A Preferred Stock, 2 record holders of our Series B Preferred Stock and 1 record holder of our Series C Preferred Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.
Dividends

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

As of August 31, 2007, our Board of Directors had granted 2,962,000 options to employees, directors and consultants under the Equity Plan. As of August 31, 2007, there are 6 Directors, 2 executive officers, 3 consultants and approximately 26 employees other than executive officers, who are eligible to receive awards under the Equity Plan.

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


The following table provides information as of August 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance:

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

                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------

Equity    Compensation   plans           2,962,000                      $1.26                     4,038,000*
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity  compensation plans not              N/A                          N/A                          N/A
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                                    2,962,000                      $1.26                      4,038,000
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

Pursuant to the financings we closed on April 12, May 30, June 30 and July 11, 2006, we issued an aggregate of 30,905,619 shares of our preferred stock. The shares were issued to 9 accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

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

On December 31, 2006, we issued 138,565 shares of common stock to the investors of our April 12, May 30, 2006, June 30, 2006 and July 11, 2006 financings as payment of the semi-annual dividend (8% per annum) per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. The dividend shares were issued to these investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

Pursuant to the financing we closed on January 16, 2007, we issued 207 shares of our Series B Preferred Stock. The shares were issued to two accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

In connection with the January 16, 2007 financing, we issued the placement consultant a placement consultant warrant, exercisable for a period of three years from the date of issue with an exercise price of $1.15 per share. The warrant allows the placement consultant to purchase up to (i) 20 shares of Series B Preferred Stock, and each of the following warrants, which are identical to the warrants issued to the investors of the financing: (i) Series A Warrant, (ii) Series B Warrant, (iii) Series C Warrant, (iv) Series D Warrant,

(v) Series J Warrant, (vi) Series E Warrant, and (vii) Series F Warrant, each to purchase 90,004 shares of common stock, except for the Series J Warrants, which shall entitle the consultant to purchase 180,008 shares of common stock. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

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

On April 12, 2007, we issued 88,000 shares of common stock to an investor of our April 12th financing in connection with the exercise of 88,000 Series J warrants received by such investor as part of the financing. We received net proceeds of approximately $45,600 pursuant to the exercise of these warrants. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

On April 12, 2007 we issued 1,266,667 shares of common stock to an investor of our April 12th financing in connection with such investor's exercise of 1,266,667 Series J warrants he received as part of the April 12th financing. We received net proceeds of approximately $655,500 pursuant to the exercise of these warrants. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

On April 12, 2007, we issued 188,800 shares of our Series A Preferred Stock and the following warrants: (i) Series A Warrant, (ii) Series B Warrant, (iii) Series C Warrant, (iv) Series D Warrant, (v) Series J Warrant, (vi) Series E Warrant, (vii) Series F Warrant, (viii) Series G Warrant, and (ix) Series H Warrant, each to purchase a number of shares of Common Stock equal to 50% of the number of shares of Series A Preferred Stock purchased, except for the Series J Warrants, which entitled the investor to purchase a number of shares of our common stock equal to 100% of the number of shares of Series A Preferred Stock purchased. We issued a total of 944,000 Warrants. Each of the Warrants has a term of 5 years, except for the Series J Warrants, which have a term of 1 year. Each share of the Series A Preferred Stock is convertible into one fully paid and nonassessable share of our common stock. These shares and warrants were issued pursuant to the exercise of 188,800 placement consultant warrants received as a result of our April 12, 2006 financing. We received net proceeds of approximately $106,000 pursuant to the exercise of these warrants. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

On April 12, 2007, we issued 188,800 shares of common stock to the placement consultant of our April 12, 2006 financing in connection with the exercise of 188,800 Series J warrants, which the placement consultant received from his exercise of his placement consultant warrant, as described above. We received net proceeds of approximately $106,000 pursuant to the exercise of these warrants. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

On May 8, 2007 we issued 30,000 shares of our common stock pursuant to a shareholders conversion of 30,000 shares of our Series A Preferred Stock that he owned. We did not receive any proceeds from this conversion. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

On May 10, 2007 we issued 500,000 shares of our common stock pursuant to a shareholders conversion of 500,000 shares of our Series A Preferred Stock that he owned. We did not receive any proceeds from this conversion. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering. On August 31, 2007, this shareholder rescinded the conversion of 430,000 of the 500,000 shares. As a result, we issued this shareholder 430,000 shares of our Series A Preferred Stock and cancelled the 430,000 shares of common stock issued on the conversion to treasury. The preferred shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

On May 12, 2007 we issued 70,800 shares of our common stock pursuant to a shareholders conversion of 70,800 shares of our Series A Preferred Stock that he owned. We did not receive any proceeds from this conversion. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

On June 14, 2007, our board approved issuing a total of 100,000 shares of our common stock to Pacific Crab Seafood Company, Inc. for the consulting and marketing services that they will provide to us. We issued 40,000 shares upon execution of our agreement with Pacific Crab and the remaining 60,000 will be issued in twelve (12) equal installments during the term of the agreement. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

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

On August 20, 2007, a holder of our series A preferred stock exercised their right to convert 65,335 shares of our series A preferred stock into 65,335 shares of common stock. As such, we issued 65,335 shares of common stock and canceled 65,335 shares of our series A. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.


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

During the third quarter of 2007, harvest and sales of our 2005 scallop class started slower than expected as we worked to develop improved sales and marketing efforts as well as our continuing efforts to improve our processing and handling facilities. These issues coupled with handling and harvesting problems associated with our 2004 ear-hung scallops (during the first and second quarters of 2007) resulted in lower than anticipated revenues during 2007.

In June 2007, we hired marketing consultants with over 40 years of combined service in the seafood sales and distribution industry. Traditionally, we have sold live scallops within the Pacific Northwest market. Our seafood sale and distribution consultants have began to introduce new product lines of fresh meat and a new unique frozen on the half-shell product that is generating significant interest. We are currently in the process of expanding our live scallop distribution network into Hong Kong and the western United States to up to an additional 15,000 lbs. per week in the near future. We are also in the process of introducing fresh scallop meat into high end restaurants in Toronto and Montreal and frozen on the half-shell product into the eastern United States and Canada. In 2008, we expect our overall product mixture to consist of 40% live scallops, 30% fresh meat, 30% frozen on the half-shell and in 2009 and thereafter increase the frozen on the half-shell to 50%, and the remainder of 30% live and 20% fresh.

Management believes that these new marketing efforts, coupled with the recently completed processing plant will begin yielding significant revenue increases starting as early as first quarter of 2008 and continuing thereafter. The completed processing plant supplies us with an improved processing facility and will provide us with several important advantages, including a significantly larger inventory holding and handling area and the ability to mitigate future weather related harvest delays to our sales. We believe that this will lead to expedited sale processes in the upcoming months. In addition, recent experience gained from harvesting and sorting scallops on the new longline systems should allow for greater future harvesting rates. Additionally, we plan on generating additional near term revenues via the sale of scallop and possibly other shellfish seed.

During the harvesting of our 2005 and sorting of our 2006 scallops classes, we were able to review our mortality rates and update our class size projections. Based on this review, we expect to bring as many 2 million 2005 year class scallops to market over the next twelve months and harvest over 1 million 2006 year class scallops starting in the fall of 2008. Originally, we believed that our 2006 spawning would yield between 5 and 10 million scallops at full maturity/harvest. However, mortality rates were at the higher end of our projections due to the handling and sorting learning curve associated with the roll-out of our new longline and anchor system. Additionally, problems associated with the timing of moving scallops to large nets (also known as "ocean timing") and the density (i.e. number of scallops per net level) contributed to additional mortality problems. We anticipate that survival rates for the future classes, starting with the 2007 scallop class, will significantly improve due to the addition of more lines and anchors, better spacing and sorting within each lantern net, experience gained from the sorting and farming of both the 2005 and 2006 year classes and lessons learned on ocean timing and scallop density during the handling of our 2006 scallop class.

During the third quarter of our 2007 fiscal year, we began spawning our 2007 scallop year-class. Due to improved hatchery technology and infrastructure (due to improvements from recent capital investments) and lessons learned from the 2006 spawn, we were able to increase early stage survival rates. As of August 2007, at least 100 million scallops had reached 2 mm size in our onshore hatchery ponds. We recently began to move these scallops into grow-out nets at our farm sites and will continue to do so in the coming months. Based on the recent lessons learned and improved farm infrastructure, we anticipate that the 2007 spawning will yield up to 20 million scallops at full maturity/harvest. In fact, we are already noticing significant gains in animal survival rates and individual scallop size in the 2007 class as compared to the 2006 class at a similar point in its development. In addition, we plan to hold up to 5 million scallops (from 2007 spawning) in our onshore ponds until February 2008 as reserve scallops. We expect that at least 2.5 million of these scallops will eventually reach harvest size.

The use of DNA based family analysis that started in early 2000 and will continue through 2008, with the goal of breeding high meat yield scallops, began showing results in the harvest of our 2004 scallop class. Average weight per scallop increased from 150-180 grams to approximately 225-250 grams -- representing an increase of over 20% from the previous year. Management believes that the improved meat yield will allow us to continue to demand higher scallop prices per animal. Also, the Pacific scallop, farmed by us, continues to prove itself highly disease resistant, with up to a 95% survival rate during the grow-out phase.

As a result of the above, we believe that the remaining 2005 scallop-class will produce at least $3.0 million of gross revenue over the next twelve months. Although we originally anticipated that the harvest of our 2006 scallop class would eventually result in total gross revenue of up to $14.0 million over the twelve month period beginning in April 2008, we now believe the gross revenue from the harvest of the 2006 scallop class will only result in up to $2.0 million gross revenue over a much shorter period beginning in the fall of 2008 due to the higher than expected mortality rates and problems with handling of long lines discussed above. Based on our current projections for the 2007 scallop class, we believe this year's class could produce more than $40.0 million over the life of its harvest. Although the 2006 class is expected to produce less revenue than originally expected, the improving survival rates of the 2007 class coupled with the short harvest time of 2006 class is expected to maintain our overall revenue levels within range of our original projections over the next 24 to 36 months. In 2007, our cost of goods sold increased more rapidly than our overall revenues. Part of this increase was attributable to extreme circumstances related to costs associated with handling problems with our 2004 ear-hang scallop class and initial operations in our improved processing plant. In future years, we expect this trend to reverse (as the many of the reasons for the increased cold of goods sold were unique to this fiscal year) and to have our sales increase significantly faster than our cost of goods sold. As such, we expect our margins to improve in future years.

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

LIQUIDITY AND CASH RESOURCES

At August 31, 2007, we had a cash balance of approximately $1,657,000. We originally expected to reach positive operating cash flow during the second half of our 2007 fiscal year, but slower than expected harvest rates and handling and harvesting problems resulted in lower than expected revenues. As a result of recent processing improvements, experience gained in 2007 and new marketing efforts, we now expect to achieve operating positive cash flow in first half of 2008. During the year ending August 31, 2007, we completed one private equity financing and had investors exercise various warrants that resulted in net proceeds of approximately $3,075,000. During the year ending August 31, 2006, we relied on four private equity financings that resulted in net proceeds of approximately $5,140,000. These 2006 and 2007 financings contain warrants which if fully exercised, could raise approximately an additional $49,350,000. To date, exercises of these warrants resulted in net proceeds of approximately $1,200,000; accordingly, if all of the remaining warrants from the 2006 and 2007 financings are exercised, we could receive an additional $48,150,000. The exercise of the warrants is, however, to a large extent dependent upon the price of our stock in the public market. As a result, we cannot guarantee when any of the warrants will be exercised, if at all and, as a result, the proceeds from the exercise of the warrants may not be available to us should we require additional financing or ever. Prior to the completion of the private equity financings in 2006, our initial expansion had been largely funded by a short term note with a maximum limit of approximately $1,451,000. Previously, we have also relied on short term loans from certain shareholders to assist with our working capital needs and to meet short term cash requirements. We used a portion of the 2006 private equity financing to repay these short term loans and as a result we were able to deploy the bulk of the proceeds from our financing toward our business strategy.


SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the acquired entities since their respective dates of acquisition. All significant inter-company amounts have been eliminated.

Cash and equivalents

Cash and equivalents include cash, bank indebtedness, and highly liquid short term market investments with terms to maturity of three months or less. We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents. We maintain our cash balances primarily in on financial institution, which exceeded federally insured limits by $1,561,136 at August 31, 2007. We have not experienced any losses, in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Property, plant, and equipment

Property and equipment are carried at cost, less accumulated depreciation. Depreciation is calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes. The recovery classifications for these assets are listed as follows:

                                                        Years
                                                  ------------------
Headend Facility and Fiber Infrastructure                20
Manufacturing Equipment                                  3-7
Furniture and Fixtures                                   2-7
Office Equipment                                          5
Leasehold Improvements                              Life of lease
Property and Equipment                                    5
Vehicles                                                  5

Expenditures for maintenance and repairs are charged against income as incurred whereas major improvements are capitalized.

Impairment of long-lived assets

We monitor the recoverability of long-lived assets, including property and equipment and intangible assets, based upon estimates using factors such as expected future asset utilization, business climate, and undiscounted cash flows resulting from the use of the related assets or to be realized on sale. Our policy is to write down assets to the estimated net recoverable amount in the period in which it is determined likely that the carrying amount of the asset will not be recoverable.

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

Farm license costs

We must pay annual license costs in respect to government-granted tenures that we hold, which give us the right to use certain offshore ocean waters for the purpose of aquaculture farming. Such license costs are recognized as an expense when incurred.

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

Cost of goods

Cost of goods sold consists primarily of farming, harvesting and processing costs associated with the growth, transfer and sales preparation of our products (principally scallops). These costs consist primarily of salaries and benefits and allocated overhead costs for consulting and support personnel engaged in the farming, harvesting and processing of our products. All costs are recognized at time of delivery.

Financial instruments

The carrying amount of our financial instruments, which includes cash, accounts receivable, loans receivable, bank indebtedness, accounts payable and accrued liabilities, short term debt and long term debt approximate fair value. It is management's opinion that we are not exposed to significant interest, currency or credit risk arising from these financial instruments unless otherwise noted.

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

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by us at August 31, 2007 were not designated as hedges.

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

INVESTMENTS IN TENURES AS COMPARED TO ESTIMATED MARKET VALUE OF TENURES

We currently carry our investment in Island Scallops' tenures at $3,770. This amount represents the initial carrying costs of certain tenures acquired by Island Scallops' subsidiary. These tenures do not expire until various dates ranging from 2021 - 2024, however, we believe that they have an indefinite useful life because renewal on expiration is anticipated. The area available for shellfish aquaculture within Baynes Sound is fully subscribed, and as a result new tenures for new companies are not available through the Canadian Provincial application and review process. The shellfish companies within the Sound are also well established and sales of tenures are quite rare, making the assessment of the market value for the Island Scallops tenures difficult. Historical sales and government auction of tenures have received as much as $300,000 (CDN) for a small beach tenure (less than 4 acres) and $65,000 CDN) for a small deepwater tenure without infrastructure. The few tenures on the market over the previous 24 months suggest that the current market value is approximately $10,000 to $25,000 (CDN) per acre. Based on listings of tenures on the coast of British Columbia, discussions with local shellfish growers and individuals from the BC Assets and Land Corporation, and an independent appraisal (commissioned by Island Scallops) that recently estimated the value of our roughly 1018 acres of tenures, the value is estimated to be approximately $8,600,000. If the proposed expansion of two of our tenures is approved, the estimated market value of our overall tenures would increase to roughly $10,600,000. The estimated market value is based on the size, location and whether they are beach or deepwater in nature. However, given the variable nature of the shellfish tenures market, the actual value that we receive from the sale of a tenure or a partial tenure could vary significantly from these estimated values.

Although we cannot determine the exact amount we would ultimately receive from the sale of our tenure(s), based upon the information stated above we expect to receive more than the carrying cost ($3,770) from such sale. Accordingly, the carrying cost of our tenures is not indicative of their actual value. This analysis indicates our cash generating capabilities after considering investments in capital assets necessary to maintain and enhance existing operations.

COMPARISON OF RESULTS FOR THE FISCAL YEAR ENDED AUGUST 31, 2007, TO THE FISCAL YEAR ENDED AUGUST 31, 2006.

Revenues. Revenues for the fiscal year ended August 31, 2007, were approximately $657,000. We had revenues of approximately $528,000 for the fiscal year ended August 31, 2006. This is an increase of approximately $129,000 or 24%. The increase in our revenue was mainly the result of an increase in the sales of our own scallops. In fact, sales of our own scallops increased by more than 281%. Previously, our increase in sales was the result of an increase in oyster and scallop seed sales and increased joint venture sales. As was the case in 2006, management continued its emphasis on the development and production of larger scallop crops. Management believes that our emphasis on expansion of future crops will yield a significant increase in revenues starting in 2008 and beyond.

Gross profit (loss). Gross loss for the year ended August 31, 2007, was approximately $379,000, a increase of approximately $331,000 as compared to gross loss of roughly $48,000, for the year ended August 31, 2006. The increase in the amount of gross loss for 2007 (as compared to 2006) was mainly attributable to management's continued focus on the expansion and development of larger scallop crops and larger scallop yields for future years. Part of this increase was attributable to extreme circumstances related to costs associated with handling problems with our 2004 ear-hang scallop class. We do not expect these problems to continue in future years. Our cost of sales also increased due to higher processing plant and trucking costs as we began to establish a larger sales effort. In the future, we expect our sales to increase more rapidly that these costs and margins to quickly improve. We continued to focus resources on maintaining, developing and tending to our scallop crops and believe that we have already seen the initial benefits in increased sales of our own scallops and that we will continue to see additional benefits from our efforts in developing larger crops in the first quarter of 2008 and beyond.

General and administrative. General and administrative expenses for the fiscal year ended August 31, 2007, were approximately $1,222,000. Our general and administrative expenses were approximately $512,000 for the fiscal year ended August 31, 2006. This is an increase of approximately $710,000 or 109%. Our increase in general and administrative expenses for the year ended August 31, 2007 was attributable to costs associated with establishing, building, and supporting our infrastructure and included various consulting costs, legal and accounting fees compensation paid as result of our recent financing, overhead, realized stock compensation, stock option expenses and salaries. We anticipate that these costs may continue to slightly rise as we continue to expand our operations. However, we believe that we now have the necessary general and administrative staff in place to maintain our expansion into scallop crops of 30 million and beyond.

Stock compensation expense. During the year ended August 31, 2007, we had stock compensation expense of approximately $62,000. The expense was for outside seafood sale and distribution consultants who we hired to help develop new sales and marketing programs. During the year ended August 31, 2006, we had stock compensation expense of approximately $183,000. The expense was for two consulting groups who would provide services to us. As such, we incurred a stock compensation expense of approximately $183,000 for year ended August 31, 2006.

Other income (expense), net. Interest expense for the year ended August 31, 2007 was approximately $16,000. Interest expense for the year ending August 31, 2006 was approximately $696,000. The decrease in interest expense was mainly due to the repayment of a large short term note in the late 2006. Other income for the year ended August 31, 2007 was approximately $167,000 as opposed to other income of approximately $45,000 for the year ending August 31, 2006. The increase in other income was mainly the result of a one time gain of approximately $122,000 related to the forgiveness of a third-party debt in 2007. For the year ended August 31, 2007, we recognized a one-time gain of approximately $5,827,000 which was related to the change in fair value of warrants issued to 10 institutional and accredited investors in conjunction with preferred stock. We recognized a loss of approximately $2,666,000 which was related to the change in the fair value of warrants issued to 10 institutional and accredited investors in conjunction with preferred stock financings on April 12, May 30, June 30 and July 11 and the market price of the common stock underlying such warrants at August 31, 2006.


As a result, other income for the year ended August 31, 2007 was approximately $5,978,000 as compared to other expense of approximately $3,316,000 for the year ended August 31, 2006. This increase was primarily attributed to loss associated with the change in fair value of the recently issued warrants and interest expense related to the extension of a former bridge financing loan. This increase was primarily attributed to gain associated with the reclassification of certain liabilities associated with warrants issued to investors in our Series A and B Preferred Stock financings and the resultant change in fair value of the warrants following the reclassification (See Foot Note 12 to our Financial Statements "Reclassification of Warrant Liabilities Associated with Series A and Series B Preferred Financings.").

Net profit (loss). As a result of the above, the net income for the year ended August 31, 2007, was approximately $3,538,000 as compared to a net loss of approximately $4,235,000 for the year ended August 31, 2006.

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

Our success will depend, to a large degree, upon the efforts and abilities of our officers and key management employees such as Mr. Saunders, Mr. Bruce Evans and Ms. Patti Greenham. The loss of the services of one or more of these or other key employees could have a material adverse effect on our operations. We currently maintain key man life insurance on Mr. Saunders for a value of $1,000,000. We also have an employment agreement with Mr. Saunders. We do not maintain key man insurance for, nor do we currently have employment agreements with, any of our other key employees. In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. Key employees will require a strong background in the marine aquaculture industry. We cannot assure that we will be able to successfully attract and retain key personnel.

The fact that our directors and officers own approximately 43% of our capital stock and 60% of our voting capital stock may decrease your influence on shareholder decisions.

Our executive officers and directors, in the aggregate, beneficially own approximately 43% of our capital stock and 60% of our voting capital stock. As a result, our officers and directors, will have the ability to influence our management and affairs and the outcome of matters submitted to shareholders for approval, including the election and removal of directors, amendments to our bylaws and any merger, consolidation or sale of all or substantially all of our assets.

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

There are no hatchery/producer competitors in the scallop farming business in British Columbia. The United States will not allow the farming of the species farmed in their waters, without undergoing an extensive environmental review which may prove costly and difficult. If these reviews are successful and US approval obtained, then this species could be cultured in US waters. which may provide increased competition for our products in the US..

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


Our Auditors have given the Company a "Going Concern" opinion, raising substantial doubt about our ability to continuing to fund our operations.

We have suffered operating losses since inception in our efforts to establish and execute our business strategy. As of August 31, 2007, we had a cash balance of approximately $1,657,000. Although management believes that we have adequate funds to maintain our business operations into the next fiscal year and/or until we become cash flow positive, we continued to suffer operational losses in our 2007 fiscal year. Until our operations are able to demonstrate and maintain positive cash flows, we may require additional working capital to fund our ongoing operations and execute our business strategy of expanding our operations. Based on these factors, there is substantial doubt about our ability to continue as a going concern.

ITEM 7.      FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Edgewater Foods International, Inc.
Qualicum Beach, British Columbia, Canada

We have audited the accompanying consolidated balance sheet of Edgewater Foods International, Inc. (the "Company") as of August 31, 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Edgewater Foods International, Inc. as of August 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 19 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2008 raise substantial doubt about its ability to continue as a going concern. The 2007 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ LBB & Associates Ltd., LLP
------------------------------
LBB & Associates Ltd., LLP

Houston, Texas
October 28, 2007

                          EDGEWATER FOODS INTERNATIONAL, INC.
                               CONSOLIDATED BALANCE SHEET
                                    AUGUST 31, 2007


                                                                        2007
                                                                   ------------
ASSETS

Current assets:
       Cash                                                        $  1,656,868

       Accounts receivable, net                                          73,423
       Inventory                                                      1,827,513

       Other current assets                                              61,242
                                                                   ------------

         Total current assets                                         3,619,046

Property, plant and equipment, net                                    2,963,234

Loans receivable, related party                                          82,260

Investments in other assets                                               3,770
                                                                   ------------

       Total assets                                                $  6,668,310
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Short term debt                                             $    110,800

       Current portion of long term debt                                462,306

       Accounts payable and accrued liabilities                         721,292
                                                                   ------------

       Total current liabilities                                      1,294,398

Long term debt, net current portion                                     526,299
                                                                   ------------


       Total liabilities                                              1,820,697
                                                                   ------------

Stockholders' Equity

       Series A Preferred  stock,  par $0.001, 10,000,000                 7,774
         authorized, 7,773,998 issued and outstanding

       Series B Preferred  stock, par $0.001, 100                          --
         authorized, 207 issued and outstanding

       Common stock, par $0.0001, 100,000,000 authorized,                 2,371
         23,712,700 issued and outstanding
       Additional paid in capital                                    22,471,315
       Accumulated deficit                                          (17,528,303)
       Accumulated other comprehensive income (loss) -                 (105,544)
        foreign exchange adjustment
                                                                   ------------

       Total stockholders' equity                                     4,847,613
                                                                   ------------

       Total liabilities and stockholders' equity                  $  6,668,310
                                                                   ============


See accompanying summary of accounting policies and notes to financial statements

                       EDGEWATER FOODS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED AUGUST 31, 2007 and 2006

                                                       2007             2006
                                                  ------------     ------------


Revenue                                           $    657,065     $    527,623
Cost of goods sold                                   1,036,313          576,069
                                                  ------------     ------------

Gross profit (loss)                                   (379,248)         (48,446)
                                                  ------------     ------------

Expenses:
      General and administrative expenses            1,222,184          512,370
      Salaries and benefits                            319,008          323,186
                                                  ------------     ------------


Total operating expenses                            (1,541,192)        (835,556)
                                                  ------------     ------------

Loss from operations                                (1,920,440)        (884,002)
                                                  ------------     ------------

Other income (expense):
      Interest (expense), net                          (15,876)        (695,889)
      Change in fair value of warrants               5,826,631       (2,665,571)
      Other income (expense)                           167,144           45,185
                                                  ------------     ------------

       Total other income (expense), net             5,977,899       (3,316,275)
                                                  ------------     ------------

Net income (loss)                                    4,057,458       (4,200,277)
                                                  ============     ============

Dividend on preferred stock                           (518,900)         (34,709)
                                                  ------------     ------------

Net income (loss) applicable to
      common shareholders                            3,538,558       (4,234,986)

Foreign currency translation                           150,776          (85,917)
                                                  ------------     ------------

Accumulated other comprehensive
      income (loss)                               $  3,689,334     $ (4,320,903)
                                                  ============     ============

Net income (loss) per Share
      Basic                                       $       0.16     $      (0.20)
      Diluted                                     $       0.11     $      (0.20)

Weighted average shares outstanding
      Basic                                         22,228,633       20,969,400
      Diluted                                       32,273,888       20,969,400

See accompanying summary of accounting policies and notes to financial statements



                          EDGEWATER FOODS INTERNATIONAL
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                    EQUITY FOR THE YEAR ENDED AUGUST 31, 2007



                                                                      Preferred Stock
                                                         Series A                   Series B                   Common Stock
                                               ---------------------------------------------------------------------------------
                                                    Number        Value         Number         Value       Number           Value
                                               -----------    -----------    -----------   -----------   -----------    -----------

Balance at August 31, 2005                            --             --             --            --      20,585,400          2,059

Comprehensive loss

  Net income (loss)

  Foreign

Total comprehensive loss



Common stock cancelled                                --             --             --            --        (150,000)           (15)


Common stock issued for services                      --             --             --            --         525,000             52


Common stock issued for dividends                     --             --             --            --          22,860              2

Preferred Series A Stock issued in
connection with financing                        7,887,999          7,888           --            --            --             --



Value Assigned to Warrants                            --             --             --            --            --             --

                                               -----------    -----------    -----------   -----------   -----------    -----------

Balance at August 31, 2006                       7,887,999          7,888           --            --      20,983,260         2,098
                                               ===========    ===========    ===========   ===========   ===========    ===========

Comprehensive loss

  Net income (loss)

  Foreign

Total comprehensive loss



Conversion of Series A Preferred Stock            (302,801)          (303)          --            --         302,801             30


Common stock issued for dividends                     --             --             --            --         309,839             31


Preferred Series B Stock issued in
connectionwith financing                              --             --              207          --            --             --



Value Assigned to Series B Warrants                   --             --             --            --            --             --

Issue of Common and Series A preferred
Stock for warrants, net of expense                 188,800            189           --            --       2,076,800            208


Stock Option expense                                  --             --             --            --            --             --


Series A Warrants reclassification                    --             --             --            --            --             --


Series B Warrants reclassification                    --             --             --            --            --             --


 Common Stock issues for Services                     --             --             --            --          40,000              4

                                               -----------    -----------    -----------   -----------   -----------    -----------

 Balance at August 31, 2007                      7,773,998          7,774            207          --      23,712,700          2,371
                                               ===========    ===========    ===========   ===========   ===========    ===========





                                                                 Other
                                                              Comprehensive
                                                 Additional      Income -
                                                  Paid in     Foreign Exchange Accumulated
                                                  Capital      Adjustment       Deficit          Total
                                                 -----------    -----------    -----------    -----------

Balance at August 31, 2005                         3,151,800       (170,403)    (4,341,406)    (1,357,950)

Comprehensive loss

  Net income (loss)                                                             (4,200,277)    (4,200,277)

  Foreign                                                           (85,917)                      (85,917)
                                                                                              -----------
Total comprehensive loss
                                                                                               (4,286,194)


Common stock cancelled                                    15           --             --             --


Common stock issued for services                     702,448           --             --          702,500


Common stock issued for dividends                     34,707           --         (34,709)          --

Preferred Series A Stock issued in
connection with financing                          5,132,136           --             --        5,140,024


Value Assigned to Warrants                        (9,021,106)          --      (10,472,774)   (19,493,880)
                                                 -----------    -----------    -----------    -----------

Balance at August 31, 2006                               --        (256,320)   (19,049,166)   (19,295,500)
                                                 ===========    ===========    ===========    ===========

Comprehensive loss

  Net income (loss)                                                              4,057,458      4,057,458

  Foreign                                                                          150,776        150,776
                                                                                              -----------
Total comprehensive loss
                                                                                                4,208,234


Conversion of Series A Preferred Stock                   273           --             --             --


Common stock issued for dividends                    518,869           --         (518,900)          --


Preferred Series B Stock issued in
connectionwith financing                           1,864,502           --             --        1,864,502



Value Assigned to Series B Warrants               (2,099,044)          --       (2,017,695)    (4,116,739)

Issue of Common and Series A preferred
Stock for warrants, net of expense                 1,189,042           --        1,189,439


Stock Option expense                                 486,118           --             --          486,118


Series A Warrants reclassification                17,364,812           --             --       17,364,812


Series B Warrants reclassification                 3,084,747           --             --        3,084,747


 Common Stock issues for Services                     61,996           --             --           62,000

                                                 -----------    -----------    -----------    -----------

 Balance at August 31, 2007                       22,471,315       (105,544)   (17,528,303)     4,847,613
                                                 ===========    ===========    ===========    ===========




See accompanying summary of accounting policies and notes to financial statements



                       EDGEWATER FOODS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED AUGUST 31, 2007 and 2006

                                                                 2007            2006
                                                            ------------    ------------

Cash flows from operating activities:

     Net income (loss)                                      $  4,057,458    $ (4,200,277)

     Adjustments  to reconcile  net income  (loss) to net
     cash used in operating activities:
       Depreciation and amortization                             351,092         123,008
       Changes in fair value of warrants                      (5,826,630)      2,665,570
       Stock option expense                                      486,118            --
       Common stock issued for services                           62,000         702,500
       Gain on forgiveness of debt                              (158,728)           --

Changes in current assets and liabilities:
       Accounts receivable                                       (34,573)        (38,850)
       Prepaid expenses                                          (16,661)        (16,061)
       Other current assets                                         --            (2,628)
       Loan receivable                                           (59,245)           --
       Inventory                                                (575,462)       (711,925)
       Accounts payable                                           33,198         197,681
       Bank overdrafts                                              --           (38,538)
                                                            ------------    ------------

Net cash used in operating activities                         (1,681,433)     (1,319,520)
                                                            ------------    ------------

Cash flows from investing activities:

     Purchase of property, plant and equipment                (1,408,247)       (784,291)
                                                            ------------    ------------

Net cash used in investing activities                         (1,408,247)       (784,291)
                                                            ------------    ------------

Cash flows from financing activities:


     Net proceeds from line of credit                               --           (64,675)
     Proceeds from short term debt                                 4,175         862,451
     Payment of short term debt                                 (199,384)     (1,609,901)
     Proceeds from long term debt                                237,486          62,112
     Payment of long term debt                                  (259,688)       (382,456)
     Common stock issued for cash                              1,083,239            --
     Preferred stock issued for cash                           1,970,702       5,140,024
                                                            ------------    ------------

Net cash provided by financing activities                      2,836,530       4,007,555
                                                            ------------    ------------


Foreign currency translation effect                               93,276         (87,562)
                                                            ------------    ------------

Net increase (decrease) in cash                                 (159,874)      1,816,182






Cash, beginning of period                                      1,816,742             560
                                                            ------------    ------------

Cash, end of period                                         $  1,656,868    $  1,816,742
                                                            ============    ============

Supplemental disclosure of cash flow information

Net cash paid during year ended
Interest                                                    $     31,533    $    160,269
                                                            ============    ============
Income taxes                                                $       --      $       --
                                                            ============    ============

Supplemental disclosure of non-cash flow information


Issuance of stock for dividends                             $    518,900    $       --
                                                            ============    ============

Warrant liability incurred in connection with financing     $  4,116,739    $       --
                                                            ============    ============

Reclassification of warrant liability to equity             $(20,449,559)   $       --
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

Cash and equivalents

Cash and equivalents include cash, bank indebtedness, and highly liquid short term market investments with terms to maturity of three months or less. We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents. We maintain our cash balances primarily in on financial institution, which exceeded federally insured limits by $1,561,136 at August 31, 2007. We have not experienced any losses, in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

At August 31, 2007, inventory consisted of the following:

Biomass (Scallops):                         $1,827,513

Reclassification

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 financial statement presentation.

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

Property, plant, and equipment

Property and equipment are carried at cost, less accumulated depreciation. Depreciation is included with general and administrative expenses in the accompanying statement of operations and calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes. The recovery classifications for these assets are listed as follows:

                                                        Years
                                                  ------------------
Headend Facility and Fiber Infrastructure                20
Manufacturing Equipment                                  3-7
Furniture and Fixtures                                   2-7
Office Equipment                                          5
Leasehold Improvements                              Life of lease
Property and Equipment                                    5
Vehicles                                                  5

Expenditures for maintenance and repairs are charged against income as incurred whereas major improvements are capitalized.

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

Impairment of long-lived assets

We monitor the recoverability of long-lived assets, including property, plant and equipment and intangible assets, based upon estimates using factors such as expected future asset utilization, business climate, and undiscounted cash flows resulting from the use of the related assets or to be realized on sale. Our policy is to write down assets to the estimated net recoverable amount, in the period in which it is determined likely that the carrying amount of the asset will not be recoverable. At August 31, 2007 no indication of impairment was present.

Government assistance

Government assistance we receive, such as grants, subsidies, and tax credits, is recorded as a recovery of the appropriate related expenditure in the period that the assistance is received.

We have received government assistance in the form of loans, for which repayment may not be required if we fail to meet sufficient future revenue levels to repay these loans based on a percentage of gross sales for certain products over a defined period of time. Such assistance, if received, is initially recorded as a liability, until such time as all conditions for forgiveness are met, and is then recognized as other income in that period.

Farm license costs

We must pay annual license costs in respect to government-granted tenures that it holds, which gives us the right to use certain offshore ocean waters for the purpose of aquaculture farming. Such license costs are recognized as an expense when incurred.

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

Cost of goods

Cost of goods sold consists primarily of farming, harvesting and processing costs associated with the growth, transfer and sales preparation of our products (principally scallops). These costs consist primarily of salaries and benefits and allocated overhead costs for consulting and support personnel engaged in the farming, harvesting and processing of our products. All costs are recognized at time of delivery. Financial instruments

The carrying amount of our financial instruments, which includes cash, accounts receivable, loans receivable, bank indebtedness, accounts payable and accrued liabilities, short term debt, shareholder debt, and long term debt, approximate fair value. It is management's opinion that we are not exposed to significant interest, currency or credit risk arising from these financial instruments unless otherwise noted.

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

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments we held as of August 31, 2007, were not designated as hedges.

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

Concentration of risk

We operate in the regulated aquaculture industry. Material changes in this industry or the applicable regulations could have a significant impact on our business.

The quality and quantity of the aquaculture products we cultivate, harvest and process could be impacted by biological and environmental risks such as contamination, parasites, predators, disease and pollution. These factors could severely restrict our ability to successfully market our products.

During the year ended August 31, 2007, four customers, Sea World Fisheries, TriStar Seafood Supply Ltd., Port Hardy Seafood Ltd. and Lobsterman, individually accounted for 17%, 13%, 12% and 12% or our revenues respectively, and we therefore are materially dependent upon such customers. Our ongoing operations are dependent on continued business from these customers.

Location risk

Most, if not all, of our aquaculture are concentrated in one growing region off the coast of Vancouver Island, British Columbia. As such, if there were a major environmental disaster, our ongoing operations could be materially impacted.

Stock-based compensation

We account for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of the FASB issued Statement of Financial Accounting Standards No, 123 (revised 2004) (Share-Based Payment) ("SFAS 123R"). SFAS 123R is a revision of SFAS 123 (Accounting for Stock-Based Compensation), and supersedes Accounting Principles Beard ("APB") Opinion No. 25 (Accounting for Stock Issued to Employees). SFAS 123R requires that the fair value of employees awards issued, modified, repurchased or cancelled after implementation, under share-based payment arrangements, be measured as of the date the award is issued, modified, repurchased or cancelled. The resulting cost is then recognized in the statement of earnings over the service period.

We periodically issue common stock for acquisitions and services rendered. Common stock issued is valued at the estimated fair market value, as determined by our management and board of directors. Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the various weighted average assumptions, including dividend yield, expected volatility, average risk-free interest rate and expected lives

Basic and diluted net loss per share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock (using the treasury stock method for stock options and using the if-converted method for convertible notes), if dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share data):



                                                         Year ending August 31,
                                                                  2007
Numerator:
  Net income                                                      $  3,358,558

Denominator:                                                                --
  Denominator for basic net income per share:                       22,228,633

  Weighted average dilutive potential common shares

  Series A Preferred Stock                                           7,752,699
  Series B Preferred Stock                                           1,114,574
  Options and warrants                                               1,177,982
                                                                    ----------
  Denominator for diluted net income per share                      32,273,888
                                                                    ==========

  Basic net income per share                                             $0.16

  Diluted net income per share                                           $0.11

The computation of diluted net income per share for the fiscal year ended August 31, 2007, excludes the impact of options to purchase 2.86 million shares of common stock and warrants to purchase 24.04 shares of common stock, respectively, as such an impact would be anti-dilutive. The treasury stock effect of options and warrants to purchase shares of common stock outstanding at August 31, 2006 has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for the year ending August 31, 2006 are presented are identical.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on September 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

Management has evaluated other recent accounting pronouncements and do not believe that the adoption of these would have a material impact on our consolidated financial statements.

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at August 31, 2007 consisted of the following:



                                            Accumulated      Net Book
                                Cost        Amortization     Value
                            -----------------------------------------

Land                        $   237,534    $      --      $   237,534
Buildings                       953,896       (256,913)       696,983
Seawater piping and tanks       630,877       (308,509)       322,368

Boats and barge                 398,551       (151,355)       247,196
Field equipment               2,425,922     (1,012,682)     1,413,240
Office equipment                 19,556        (14,044)         5,512
Vehicles                         66,466        (39,778)        26,688
Computer equipment               28,021        (14,308)        13,713
                            -----------    -----------    -----------
                            $ 4,760,823    $(1,797,589)   $ 2,963,234
                            ===========    ===========    ===========


Depreciation expense for the years ended August 31, 2007 and 2006 was approximately $351,000 and 123,000, respectively.

NOTE 4.  RELATED PARTY TRANSACTIONS

We have eight secured notes receivable from RKS Laboratories, Inc., a Vancouver research and development company that is working towards developing superior strains of scallops with beneficial traits such as higher meat yield and rapid growth. (Robert Saunders, our President and CEO, owns 100% of RKS.) The first seven non-interest bearing notes in the combined amount of $73,701 are secured by all assets of RKS were originally due on or before various dates between June 15, 2007 and May 31, 2008, but were recently extended to August 31, 2008. The eighth non-interest bearing note in the amount of $8,559 is also secured by all assets of RKS is due on or before August 31, 2008. These amounts are included in assets as loans receivable.

NOTE 5.  INVESTMENTS IN TENURES

We carry our Investment in Tenures at $3,770 at August 31, 2007. This amount represents the carrying costs of certain shellfish tenures acquired by Island Scallops' subsidiary, 377332 B.C. Ltd. Shellfish tenures are government-granted rights allowing limited use of offshore waters for the purposes of cultivation of shellfish. The granting of shellfish tenure rights are the responsibility of the Provincial (British Columbia) Government and not the Canadian Federal Government. As such, the government assistance that we receive via loan agreement with various Federal Agencies has no effect on our ability to renew and/or modify these tenure agreements. The tenure held by 377332 B.C. Ltd. has an expiration date of July 10, 2021. Other shellfish tenures held by us and our subsidiaries have expiration dates ranging from 2021 to 2024.

These tenures are considered to have an indefinite useful life because renewal on expiration is anticipated, and are not subject to amortization.

NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Included in accounts payable and accrued liabilities are balances outstanding related to credit cards held in the name of one of our shareholders totaling $25,578 at August 31, 2007. We used these credit cards as a means of short term financing and incur interest charges on such unpaid balances.

Included in accounts payable and accrued liabilities at August 31, 2007, is an amount of $124,290 in respect to an agreement to purchase geoduck seed from us (for additional information see Note 13 - Contingent Liabilities).

Included in accounts payable and accrued liabilities at August 31, 2007 is an amount of $87,869 payments due and interest accrued in respect to the loan from the National Research Council of Canada Industrial Research Assistance Program (see Note 8 - Long Term Debt for additional information).

NOTE 7.  SHORT TERM DEBT

Included in short-term debt at August 31, 2007, is estimated royalties of $62,734 payable to a third party from whom the former sole shareholder of Island Scallops originally acquired the shares of Island Scallops. The 1992 share purchase agreement (for Island Scallops) provided that the third party was to receive 3% of revenues from Island Scallops as earned, on a quarterly basis, throughout the period from December 1, 1992 to November 30, 2002. The third party holds a first charge (or first lien) over our inventory (including broodstock) in the amount of $326,909 in support of its royalty entitlement. The third party has not taken further action to enforce payment of the arrears liability. To date, we have accrued the entire balance of $62,734 as a current liability and we plan to pay it with available funds in the near future.

Included in short-term notes payable at August 31, 2007, is an unsecured non-interest bearing demand loan from an individual with a face value of $47,287 and no specific terms of repayment. However, the lender has informally requested that the loan be repaid in full by October 6, 2008.

Included in short-term debt is an unsecured bank loan repayable at $490 per month plus interest calculated at (Canadian) prime plus 3% per annum (9.25% as of August 31, 2007), and is due October 23, 2007. At August 31, 2007, the principal due is $779.

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

NOTE 8. LONG TERM DEBT

These consolidated financial statements include a Western Diversification Program non-interest bearing loan to Island Scallops that requires repayment equal to 12% of gross revenues from our scallop sales, payable semi-annually, with no specified due date. In September 2006, we entered into a Settlement Agreement with the Minister of Western Economic Diversification to amend the repayment terms of our non-interest bearing loan of $597,103 (to Island Scallops) with the Western Diversification Program. We agreed to repay the $170,981 due as of August 31, 2006, in accordance with a payment schedule beginning with a payment of $62,736 in September 2006 and continuing with monthly payments of roughly $9,840 until August 15, 2007. The parties agreed that the remaining balance of the $426,122 shall be repaid via quarterly payments equal to the greater of $30,856 or 4% of the gross scallop sales starting in the quarter beginning on June 1, 2007 and each quarter thereafter until the balance is repaid. Under the terms of this agreement, the first quarter payment was due on September 30, 2007. At August 31, 2007, the balance due is $422,613, of which $131,963 is reflected in the current portion of long term debt and the remaining balance of $290,650 is reflected as long term debt.

These consolidated financial statements include Island Scallops' unsecured non-interest bearing loan from the National Research Council of Canada
Industrial Research Assistance Program which requires quarterly payments commencing March 1, 2003 equal to 3% of gross revenues of Island Scallops until the earlier of full repayment or December 1, 2012. The amount repayable is up to 150% of the original advance of $418,212, if repayment is before December 1, 2007. If at December 1, 2012, Island Scallops has not earned sufficient revenues to be required to repay the original loan amount, the remaining portion of the loan is to be forgiven. Amounts currently due at August 31, 2007, bear interest at a rate of 1% per month. At August 31, 2007, Island Scallops is in arrears in respect to the payment of these amounts. The National Council of Canada Industrial Research Assistance Program has requested payment of the $87,869 that they claim is owed under this loan agreement. As such, at August 31, 2007, $87,869 is included in accounts payable and accrued liabilities and the remaining full principal balance of $330,343 is reflected in the current portion of long term debt. We are seeking to renegotiate the repayment terms.

These consolidated financial statements include Island Scallop's mortgage loan repayable at $2,062 per month (currently interest only) calculated at 10.5%. The loan is secured by a second charge on the real property of Island Scallops. At August 31, 2007, the principal due is $235,649.

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

The net proceeds from the January 16, 2007 financing are to be used for capital expenditures necessary to expand our operations into clam farming in Morocco (approximately $1.0 million and any remaining proceeds may be used for working capital and general corporate purposes). We are currently conducting due diligence on a North African based aquaculture company that farms shellfish products in Morocco and pending the successful completion of such inquiry, may acquire a majority ownership interest in the company. At the date of this filing, we have not entered into any binding agreements for the purchase of such company and may or may not do so depending on the results of our due diligence investigation.

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

We used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (one, three or five), underlying stock price of $1.10 (at April 12), $1.40 (at May 30), $1.35 (at June 30) and $1.40 (July 11) no dividends; a risk free rate of 4.91%, 4.90% and 4.91%, which equals the one, three and five-year yield on Treasury bonds at constant (or fixed) maturity (for those warrants issued on April 12), a risk free rate of 4.99%, which equals three and five-year yield on Treasury bonds at constant (or fixed) maturity (for those warrants issued on May 30), a risk free rate of 4.71% and 4.70%, which equals the three and five-year yield on Treasury bonds at constant (or fixed) maturity (for those warrants issued on June 30) and a risk free rate of 4.71% and 4.70%, which equals the three and five-year yield on Treasury bonds at constant (or fixed) maturity (for those warrants issued on July 11); and volatility of 93%. Under the assumptions, the Black-Scholes option pricing model yielded an aggregate value of approximately $19,494,000. We performed the same calculations as of August 31, 2006, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, we used an underlying stock price of $1.40 per share; no dividends; a risk free rate of 5.01%, 4.71% and 4.70%, which equals the one, three and five-year yield on

Treasury  bonds at constant  (or fixed);  and  maturity  volatility  of 93%. The resulting aggregate allocated value of the warrants as of August 31, 2006 equaled approximately $22,160,000. The change in fair value of approximately $2,666,000 was recorded for the period ended August 31, 2006.

We performed the same calculations as of November 30, 2006, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, we used an underlying stock price of $1.50 per share; no dividends; a risk free rate of 4.94%, 4.52% and 4.45%, which equals the one, three and five-year yield on Treasury bonds at constant (or fixed); and maturity volatility of 100%. The resulting aggregate allocated value of the warrants as of November 30, 2006 equaled approximately $24,928,000. The change in fair value of approximately $2,768,000 was recorded for the period ended November 30, 2006.

We performed the same calculations as of February 21, 2007 (date of reclassification of warrant liability, see Note 12 for additional information), to revalue the warrants as of that date. In using the Black Scholes option-pricing model, we used an underlying stock price of $1.15 per share; no dividends; a risk free rate of 5.05%, 4.74% and 4.68%, which equals the one, three and five-year yield on Treasury bonds at constant (or fixed); and maturity volatility of 96%. The resulting aggregate allocated value of the warrants as of February 21, 2007, equaled approximately $17,365,000. The change in fair value
(gain) of approximately $7,563,000 was recorded for the period ended February 21, 2007.

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

NOTE 11.  SERIES B PREFERRED STOCK WARRANT LIABILITIES

The warrants that each investor received as a result of our January 16, 2007 Series B Preferred Stock Financing contained a cashless exercise provision that becomes effective one year after the original issuance date of such warrants if our registration statement (that we are required to file under the Series B Preferred Stock Financing's corresponding registration rights agreement) is not then in effect by the required date or not effective at any time during the Effectiveness Period (as defined in the Registration Rights Agreement). As such and in accordance with the accounting guidelines under SFAS No. 133, we valued the warrants as a derivative financial instrument and the corresponding liabilities were entered onto our consolidated balance sheet, measured at fair value. We determined the fair value of the warrants as follows as of January 16, 2007 (the issuance date):

We used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (one, three or six), underlying stock price of $1.40 (at January 16), no dividends; a risk free rate of 5.06%, 4.79% and 4.74%, which equals the one, three and six-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 93%. Under the assumptions, the Black-Scholes option-pricing model yielded an aggregate value of approximately $4,117,000.

We performed the same calculations as of February 2, 2007 (date of reclassification of warrant liability, see Note 12 for additional information), to revalue the warrants as of that date. In using the Black Scholes option-pricing model, we used an underlying stock price of $1.15 per share; no dividends; a risk free rate of 5.05%, 4.74% and 4.68%, which equals the one, three and six-year yield on Treasury bonds at constant (or fixed); and maturity volatility of 96%. The resulting aggregate allocated value of the warrants as of February 21, 2007, equaled approximately $3,085,000. The change in fair value
(gain) of approximately $1,033,000 was recorded for the period ended February 21, 2007.

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

NOTE 13.  CONTINGENT LIABILITIES

Our wholly owned subsidiary, Island Scallops, entered into an agreement in 1998 with two parties, under which Island Scallops was to produce and sell geoduck seed to the two parties. Island Scallops received advance payments from each of the two parties in the 2002 of approximately $64,140 and recognized related revenue of $43,705 in respect to seed delivered in the 2002 year. The balance of the deposits received (advance payments), net of sales, totaling $124,290, is included in accounts payable and accrued liabilities.

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

As of August 31, 2004, one of the two parties made claims that Island Scallops owed it an amount totaling $88,925. This particular party believed that the agreement required Island Scallops to deliver the product in year one and did not allow Island Scallops to make up any shortfall with product produced in the following year. The balance included in accounts payable and accrued liabilities related to this party is $36,332.

Any additional liability to us, or any reduction of the currently recognized liability, in respect to these deposits will be recorded at the time a conclusion to this matter can be determined.

Neither we nor our wholly owned subsidiary maintain insurance covering the replacement of our inventory. Consequently, we are exposed to financial losses or failure as a result of this risk.

NOTE 14.  INCOME TAXES

We did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because we have experienced operation losses since inception. We have provided a full valuation allowance on the deferred tax asset, consisting primarily of unclaimed research and development expenditures, because of uncertainty regarding our ability to realize the benefit.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at August 31, 2007 are as follows:

                                                                 August 31,
                                                                    2007
                                                             ---------------
       Deferred tax asset attributable to:
           Net operating loss carryover                      $     1,967,312
           Less, valuation allowance                              (1,967,312)
                                                             ---------------
       Total net deferred tax asset                          $             -
                                                             ===============

We follow Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes." SFAS No. 109 requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of approximately $2,416,000 at August 31, 2007 is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance for 2007 and 2006 was approximately $1,083,000 and $439,000 respectively.

At August 31, 2007, we had net operating loss carryforwards amounting to approximately $2,491,000 for U.S. and Canadian tax purposes, respectively, that expires in various amounts beginning in 2009 and 2009 in the U.S. and Canada, respectively.

The federal statutory tax rate reconciled to the effective tax rate for 2006 is as follows:

                                                          2007          2006
                                                       -----------  -----------
    Tax at U.S. statutory rate                               34.0%          34%
    State tax rate, net of federal benefits                   0.0          0.0
    Foreign tax rate in excess of U.S. statutory rate        17.6%        17.6%
    Change in valuation allowance                           (51.6%)      (51.6%)
                                                       -----------  -----------
    Effective tax rate                                        0.0%         0.0%
                                                       ===========  ===========


NOTE 15.  STOCK-COMPENSATION EXPENSE

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

In June 2007, our wholly owned subsidiary, Island Scallops, Ltd. entered into a Consulting Agreement with Pacific Crab Co., pursuant to which ISL will issue a total of 100,000 shares of our common stock in exchange for consulting and marketing services Pacific will provide to ISL. Pursuant to the agreement, ISL issued 40,000 of such shares to Pacific when the Agreement was signed; the remaining 60,000 shares will vest ratably (5,000 shares per month) at the beginning of each month for each month during the term of the agreement, which initially is twelve months. ISL also agreed that if certain goals are met within the agreed upon timeframe, it will issue 15,000 shares to Pacific at such time as the goals are reached, in which case the remaining 45,000 shares will continue to vest as described above. The 40,000 shares issued were valued at $1.55 per share, the closing bid of our common stock on the date of issue. Therefore, total aggregate value of the transaction recognized by the company in 2007 was $62,000. Going forward the cost of these shares will be expense at current market price as they are issued.

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

On June 30, 2007, we issued 33,589 shares of common stock to the investors of our January 16, 2007 financing as payment of the semi-annual dividend (6% per annum) per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock (see Note 9 - Series B Preferred Shares Financing for additional information on the Series B
Convertible Preferred Stock). The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65. As such, the shares were valued at approximately $56,000 and the total aggregate value of the transaction was recorded as a preferred stock dividend.


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

On February 1, 2007, we issued Kitsilano Capital Corp. four 100,000 options to purchase our common stock, pursuant to our Consulting Agreement with them. The first option vests on May 1, 2007, the second on August 1, 2007, the third on February 1, 2008, and the fourth on June 1, 2008, so long as Kitsilano continues to provide services to us under the Consulting Agreement. Each option is exercisable for a period of three years from the vesting date and has an exercise price of $1.20, $1.40, $1.60 and $1.80 respectively. The shares underlying the options have piggy-back registration rights that required us to register the shares in our last registration statement. The options and the shares underlying were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by
Section 4(2) of such Act for issuances not involving any public offering. To date, we have incurred stock option expense of approximately $267,000 and will incur an approximately an additional $84,000 through May 31, 2008. We used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the options (one, three or six), underlying stock price of $1.30 per share, no dividends; a risk free rate of 4.88%, which equals the one, three and six-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 100%.

On April 18, 2007, our board of directors authorized the issuance of 190,000 options to purchase our common stock to 29 employees, directors and consultants pursuant to the "Edgewater Foods International 2005 Equity Incentive Plan." The options vest on April 18, 2008. Each option is exercisable for a period of five years from the vesting date and has an exercise price of $1.25 respectively. To date, we have incurred stock option expense of approximately $76,000 and will incur an approximately an additional $105,000 through May 31, 2008. We used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the options (one, three or six), underlying stock price of $1.25 per share, no dividends; a risk free rate of 4.65%, which equals the one, three and six-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 100%.

In August 17, 2007, our board of directors authorized the issuance of an aggregate of 2,090,000 options to purchase our common stock to 19 of our directors, employees and consultants pursuant to the "Edgewater Foods International 2005 Equity Incentive Plan." The options vest on August 17, 2008. Each option is exercisable for a period of five years from the vesting date and has an exercise price of $1.21 respectively. To date, we have incurred stock option expense of approximately $144,000 and will incur an approximately an additional $1,582,000 through August 31, 2008. We used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the options (one, three or six), underlying stock price of $1.10 per share, no dividends; a risk free rate of 4.55%, which equals the one, three and six-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 100%.

Stock option activity during the period ending August 31, 2007 was as follows:

                                                              Weighted Average
                                              Number of        Exercise Price
                                               Shares
                                            ----------------------------------
Outstanding, August 31, 2005                     282,000      $          1.50
    Granted                                           --                   --
    Exercised                                         --                   --
    Forfeited                                         --                   --
    Expired                                           --                   --
                                            ----------------------------------
Outstanding, August 31, 2006                     282,000                 1.50
    Granted                                    2,680,000                 1.25
    Exercised                                         --                   --
    Forfeited                                         --                   --
    Expired                                           --                   --
                                            ----------------------------------
Outstanding, August 31, 2007                   2,962,000      $          1.26
                                            ==================================
Exercisable, August 31, 2007                     482,000      $          1.42
                                            ==================================

At August 31, 2007, 200,000 of the exercisable options expire in May 2010, 62,000 of the exercisable options expire in August 2010 with the remaining balance of 220,000 having an expiration date of August 2015. Warrant activity during the period ending August 31, 2007 was as follows:

                                                               Weighted Average
                                               Number of        Exercise Price
                                               Warrants
                                            ----------------------------------
Outstanding, August 31, 2005                            --                  --
    Granted                                     22,207,487     $          1.52
    Exercised                                           --                  --
    Forfeited                                           --                  --
    Expired                                             --                  --
                                            ----------------------------------
Outstanding, August 31, 2006                    22,207,487                1.52
    Granted                                      8,144,365                1.87
    Exercised                                    2,265,600                0.56
    Forfeited                                           --                  --
    Expired                                             --                  --
                                            ----------------------------------
Outstanding, August 31, 2007                    28,086,252     $          1.75
                                            ==================================
Exercisable, August 31, 2007                    28,086,252     $          1.75
                                            ==================================

NOTE 16.  SERIES A PREFERRED STOCK CONVERSION AND WARRANT EXERCISE

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

On August 20, 2007, a holder of our series A preferred stock exercised their right to convert 65,335 shares of our series A preferred stock into 65,335 shares of common stock. As such, we issued 65,335 shares of common stock and canceled 65,335 shares of our series A.

On August 31, 2007, a holder of our series A preferred stock rescinded their right to converting of 430,000 shares of our series A preferred stock into 430,000 shares of common stock. As such, we issued 500,000 shares of our series A and canceled 430,000 shares of our common stock.

NOTE 17.  COMMITMENTS AND CONTINGENCIES

Corporate Offices

For the fiscal year ended August 31, 2007, our U.S. corporate office was located at 400 Professional Drive, Suite 310, Gaithersburg, Maryland 20878. This space was provided on a rent free basis by one of our shareholders. As a result, the Company did not recognize rental expense in the fiscal year.

Employment Agreements

We entered into an employment agreement with Mr. Robert Saunders as our Chairman and President effective on June 29, 2005. Subsequently in August 2005, Mr. Saunders was appointed CEO by our Board of Directors. Mr. Saunders will serve at the pleasure of the Board of Director's. For serving as President, Mr. Saunders' compensation will be US $60,000 per annum. Additionally, we agreed to grant Mr. Saunders a signing bonus of US $150,000 to be paid on closing of at least US $3,500,000 in third party financing and increase his compensation to $120,000 per annum if we receive at least US $5,000,000 in outside funding. After the completion of our Preferred Stock Financing (see Note 13 - Preferred Shares Financing for additional information on the Series A Convertible Preferred Stock), Mr. Saunders was due the signing bonus of $150,000 and a monthly salary of $10,000 per month beginning in August 2006. However, Mr. Saunders agreed to reduce his monthly salary to $5,000 per month until such time that we become significantly cash flow positive for its operations. As of August 31, 2007 we had paid Mr. Saunders $75,000 of the $150,000 bonus that was due under the terms of the agreement. Additionally, we are currently discussing possible restructuring/payment terms of the accrued salary of $130,000 as of August 31, 2007 until such time that we become significantly cash flow positive for its operations.

Marketing Consulting Agreements

In June 2007, our wholly owned subsidiary, Island Scallops, Ltd. ("ISL") entered into a Consulting Agreement with Pacific Crab Co. (the "consultant') to develop new markets and facilitate the sale and distribution of ISL's products. As compensation for the consultant's marketing services, ISL shall pay the consultant $12,500 per month for the next twelve months. In addition and pursuant to the terms of the agreement, the Company will issue a total of 100,000 shares of our common stock (under an agreed upon schedule) in exchange for consulting and marketing services Pacific will provide to ISL. (for additional information on the distribution schedule see Note 15 - Stock Compensation Expense).

NOTE 18.  SUBSEQUENT EVENTS (UNAUDITED)

On October 31, we issued 25,000 shares of common stock to Pacific Crab Seafood Company, Inc. as part of the 100,000 shares of our common stock that our Board of Directors previously approved for the consulting and marketing services that they will provide to us. The remaining 35,000 shares will be issued in equal monthly installments of 5,000 shares during the remaining term of the agreement. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

We completed a private equity financing of $897,444 on November 5, 2007, with one accredited investor. Net proceeds from the offering are approximately $801,000. As part of this financing, the investor returned the Series J Warrant, Series D Warrant, Series E Warrant and Series F Warrant that they received as a result of our Series B financing completed on January 16, 2007. Pursuant to the current financing, we issued 747,870 shares of our Series C Preferred Stock, par value $0.001 per share and the investor also received one of each of the following warrants: (i) Series A Warrant, (ii) Series B Warrant, (iii) Series C Warrant, (iv) Series J Warrant, (v) Series D Warrant, (vi) Series E Warrant, and
(vii) Series F Warrant, each to purchase a number of shares of common stock equal to fifty percent (50%) of the number of shares of common stock issuable upon conversion of the purchaser's preferred stock, except for the Series J Warrants, which shall entitle the investor to purchase a number of shares of our Series C Preferred Stock equal to one hundred percent (100%) of the number of Series C Preferred Stock it received in the financing. Each of the Warrants has a term of 5 years, except for the Series J Warrants, which have a term of 1 year. Each share of the preferred stock is convertible into one fully paid and nonassessable share of our common stock at an initial conversion price of $1.20, subject to adjustment. We are obligated to file a registration statement on or before December 5, 2007 providing for the resale of the shares of common stock issuable upon conversion of the preferred stock and the shares of common stock underlying the Warrants and underlying the preferred stock issuable upon exercise of the Warrants. In connection with the financing, our management agreed not to sell any of our securities owned by them, their affiliates or anyone they have influence over until the registration statement has been effective for six months.

In connection with this financing, we paid cash compensation to a placement consultant in the amount of approximately $72,000 and issued him placement consultant warrants, exercisable for a period of three years from the date of issue. The placement consultant's warrants allow him to purchase up to (i) 74,787 shares of Series C Preferred Stock, and each of the following warrants, which are identical to the warrants issued to the investors of the financing:
(i) Series A Warrant, (ii) Series B Warrant, (iii) Series C Warrant, (iv) Series

D Warrant, (v) Series J Warrant, (vi) Series E Warrant, and (vii) Series F Warrant, each to purchase 37,393 shares of common stock, except for the Series J Warrants, which shall entitle the Consultant to purchase 74,787 shares of our Series C Preferred Stock.

The net proceeds from the financing are to be used for working capital and general corporate purposes.

NOTE 19.  GOING CONCERN

Prior to the completion of our Preferred Stock Financing, working capital had been primarily financed with various forms of debt. We have suffered operating losses since inception in our efforts to establish and execute our business strategy. As of August 31, 2007, we had a cash balance of approximately $1,657,000. Although management believes that we have adequate funds to maintain our business operations into the next fiscal year and/or until we become cash flow positive, we continued to suffer operational losses in our 2007 fiscal year. Until our operations are able to demonstrate and maintain positive cash flows, we may require additional working capital to fund our ongoing operations and execute our business strategy of expanding our operations. Based on these factors, there is substantial doubt about our ability to continue as a going concern.

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

NOTE 20.  FOREIGN OPERATIONS

The Company's share of net assets held outside the United States totaled approximately $5,007,000 at August 31, 2007.

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

                                    PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and text set forth the names and ages of all directors and executive officers as of November 23, 2006. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders, which is anticipated to be held in January or February of 2007, and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Dr. Kristina Miller, our Chief
Scientific Advisor is the wife of Robert Saunders, our Chairman, CEO and President; otherwise, there are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.


NAME                            AGE              POSITION
----                            ---              --------
Robert Saunders                  54            Chairman, CEO and President
Douglas C. MacLellan             51            Vice Chairman
Mark H. Elenowitz                37            Director
Robert L. Rooks                  52            Director
Ian Fraser                       48            Director
Michael Boswell                  38            Director, Acting Chief Accounting
                                               Officer
Darryl Horton                    57            Director
Victor Bolton                    53            Director

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

MARK H. ELENOWITZ, DIRECTOR. Mr. Elenowitz is a co-founder and managing director of TriPoint Capital Advisors, LLC. Mr. Elenowitz is responsible for the overall corporate development of the firm and assisting their clients with high-level financial services and general business development. In this role he provides high level advice regarding corporate finance, corporate structure, SOX 404 compliance, employee option programs and capital market navigation including providing advice as a member of the board of directors. Mr. Elenowitz integrates a strong, successful entrepreneurial background with extensive financial services and capital markets experience. Mr. Elenowitz has assisted in numerous companies in a "soup-to-nuts" process of preparing a company for the public markets, bringing them public and advising on an ongoing basis via board seats and executive positions to oversee further rounds of financing, strategic acquisitions and a broader investor market via a listing on "higher" securities exchange or market. Mr. Elenowitz is also currently a director of Global Growth Acquisition Corp. 1, a Cayman Islands corporation. From December 2002 to September 2005, Mr. Elenowitz was a board member of AXM Pharma formerly (AMEX:
AXJ) He was also the senior managing director of Investor Communications Company, LLC (ICC), a national investor relations firm he founded in 1996. Through ICC, Mr. Elenowitz has developed ongoing relationships with other investment banking firms, market makers, and analysts. Mr. Elenowitz has worked with over 50 publicly traded companies providing the above mentioned financial consulting and strategic planning services. Mr. Elenowitz holds the Series 24, 82 and 63 licenses and is also CEO of TriPoint Global Equities, LLC, a FINRA member firm. Mr. Elenowitz is the recipient of several entrepreneurial awards and has been profiled in BusinessWeek and CNBC, as well as several other publications. He is a graduate of the University of Maryland School of Business and Management, with a Bachelor of Science in Finance.

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

MICHAEL BOSWELL, DIRECTOR AND ACTING CHIEF ACCOUNTING OFFICER. Mr. Boswell is a co-founder and member in TriPoint Capital Advisors, LLC, a boutique merchant bank focused on small and mid-sized growth companies and a co founder of the TriPoint family of companies. Mr. Boswell provides high-level financial services to start-up businesses and small to mid-sized companies. Mr. Boswell is also currently a director of Global Growth Acquisition Corp. 1, a Cayman Islands corporation. Mr. Boswell holds the Series 24, 82 and 63 licenses and is also Managing Director and Chief Compliance Officer of TriPoint Global Equities, LLC, a FINRA member firm. Prior to the founding of TriPoint, Mr. Boswell had a number of executive positions focusing on business development and management consulting. Mr. Boswell also spent eight years as a senior analyst and/or senior engineer for various branches of the United States Government. He earned a MBA from John Hopkins University and a BS degree in Mechanical Engineering from University of Maryland.

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

BOARD COMMITTEES

We currently have six committees appointed by our Board of Directors:

     o Audit Committee, which is comprised of Douglas MacLellan (Chair), Robert Rooks and Ian Fraser. The Board has determined that all of these members are independent, as that term is defined in Section 121(A) of the American Stock Exchange's Listing Standards.

     o Finance Committee, which is comprised of Mark Elenowitz (Chair), Douglas MacLellan and Robert Saunders.

     o Compensation Committee, which is comprised of Ian Fraser (Chair), Mark Elenowitz and Doug MacLellan.

     o Disclosure Committee, which is comprised of Douglas MacLellan (Chair), Robert Saunders and Michael Boswell.

     o Nominating Committee, which is comprised of Robert Saunders (Chair), Douglas MacLellan and Robert Rooks. The Board has determined that Mr. Rooks and Mr. MacLellan are independent, as that term is defined in
          Section 121(A) of the American Stock Exchange's Listing Standards.

     o Sarbanes-Oxley Steering Committee, which is comprised of Douglas MacLellan, Robert Saunders, Michael Boswell and Louis Taubman (Louis Taubman is our outside corporate and securities counsel).

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

AUDIT COMMITTEE FINANCIAL EXPERT

Douglas MacLellan is our Audit Committee Financial Expert, as that term is defined in Item 407 of Regulation S-B and the Board has determined that Mr. MacLellan is independent, as that term is defined in Section 121 of the American Stock Exchange's Listing Standards and Section 10A(m)(3) of the Securities Exchange Act of 1934. Mr. MacLellan's qualifications as an audit committee financial expert are described in his biography above.

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

Since we filed a Form 8-A to register our common stock pursuant to Section 12(g) of the Act, on August 30, 2006, based upon our review of copies of such reports, our officers, directors and 10% stockholders filed the reports required by
Section 16(a).

CODE OF ETHICS

On August 3, 2005, we adopted a code of ethics that applies to our Chief Executive Officer and Principal Financial and Accounting Officer. You may obtain a copy of any of our codes of ethics at no cost, by written request to:
Edgewater Foods International, Inc., 5552 West Island Highway, Qualicum Beach, British Columbia, Canada V9K 2C8; or, by oral request at: (250) 757-9811.



ITEM 10. EXECUTIVE COMPENSATION

                           Summary Compensation Table

----------------------- ------------------ ------------------ ------------------- ------------------- ----------------
  Name and Principal          Year              Salary              Bonus            Stock Awards      Option Awards
       Position                                   ($)                ($)                 ($)                ($)
         (a)                   (b)                (c)                (d)                 (e)                (f)
----------------------- ------------------ ------------------ ------------------- ------------------- ----------------
Robert Saunders               2007            60,000 (1)              0                   0             20,651 (3)
Chief Executive
Officer
----------------------- ------------------ ------------------ ------------------- ------------------- ----------------
Robert Saunders               2006            60,000 (1)         150,000 (1)              0                  0
Chief Executive
Officer
----------------------- ------------------ ------------------ ------------------- ------------------- ----------------
Michael Boswell               2007               0 (2)                0                   0             26,847 (3)
Acting Chief
Accounting Officer
----------------------- ------------------ ------------------ ------------------- ------------------- ----------------
Michael Boswell               2006               0 (2)                0                   0                  0
Acting Chief
Accounting Officer
----------------------- ------------------ ------------------ ------------------- ------------------- ----------------



--------------------- ------------------ -------------------- --------------------- -------------------- -------------
                             Year             Non-Equity          Non-Qualified
                                                                    Deferred
                                           Incentive Plan         Compensation
  Name and Principal                        Compensation            Earnings             All other          Total
      Position                                   ($)                  ($)              Compensation          ($)
        (a)                  (b)                 (g)                  (h)                   (i)              (j)
--------------------- ------------------ -------------------- --------------------- -------------------- -------------
Robert Saunders             2007                  0                    0                 1,000,000        1,080,651
Chief Executive
Officer
--------------------- ------------------ -------------------- --------------------- -------------------- -------------
Robert Saunders             2006                  0                    0                 1,000,000        1,210,000
Chief Executive
Officer
--------------------- ------------------ -------------------- --------------------- -------------------- -------------
Michael Boswell             2007                  0                    0                     0              26,847
Acting Chief
Accounting Officer
--------------------- ------------------ -------------------- --------------------- -------------------- -------------
Michael Boswell             2006                  0                    0                     0                0
Acting Chief
Accounting Officer
--------------------- ------------------ -------------------- --------------------- -------------------- -------------


     (1) In June 2005, we entered into an employment agreement with Robert Saunders, our Chairman, CEO and President. Mr. Saunders will serve at the pleasure of the Board of Directors. Pursuant to his employment agreement, Mr. Saunders' compensation will be $60,000 (USD) per annum for his services as our President. Following the receipt of at least $5,000,000 (USD) min outside funding, Mr. Saunders will receive an additional $10,000 per month for his services as Chairman and, thereafter, $20,000 per month provided that we achieve gross revenues of at least $20,000,000 (USD) for our most recent fiscal year and continuing as long as we maintain gross revenues of at least
          $20,000,000 (USD) for each successive fiscal year. If we fail to achieve gross revenue of $20,000,000 (USD) in a successive fiscal year, Mr. Saunders compensation as Chairman shall be reduced to $10,000 (USD) per month. Additionally, we agreed to grant Mr. Saunders a signing bonus of $150,000 (USD) to be paid upon the closing of at least $3,500,000 in new third party financing. In August 2006, our Board approved the following revisions to Mr. Saunders' compensation: reduce Mr. Saunders' compensation from $10,000 to $5,000 per month until our cash flow position improves, at which time the Compensation Committee will recommend that Mr. Saunders' compensation increase back to $10,000 per month. As of August 31, 2007, we had paid Mr. Saunders $75,000 of the $150,000 bonus that was due under the terms of the agreement. Additionally, we are currently discussing possible restructuring/payment terms of the accrued salary of $130,000 as of August 31, 2007, until such time that we become significantly cash flow positive for its operations.

     (2) Mr. Boswell served as our President from March to June 2005, at which time Mr. Saunders replaced Mr. Boswell as President. Mr. Boswell has served as our Acting Chief Accounting Officer since August 2005. Mr. Boswell indirectly owns a minority interest in TriPoint Capital Advisors, LLC, a significant shareholder and party with which we maintain a consulting agreement. In August 2006, the Board approved the Compensation Committee's recommendation to pay TriPoint $15,000 per month, which includes fees for Mr. Boswell's services as our Acting Chief Accounting during 2005, however TriPoint agreed to reduce such fee to $7,000 per month until our cash flow position improves, at which time the Committee will reconvene and recommend a return to $15,000 per month. In addition, TriPoint has agreed not to accept any additional fees, other than expenses, until we are sufficiently funded to carry out our business and operations. According to the above reasons, Mr. Boswell did not receive any compensation in 2006.and only received the options listed in the table above in 2007.


     (3) On August 17, 2007, Mr. Saunders and Mr. Boswell were granted five-year nonqualified stock options, pursuant to our 2005 Equity Plan, that vest on a 1/12 monthly basis over a twelve month period beginning on the grant date. The exercise price of the options is $1.21, which represents 110% of the closing price of our common stock on August 17, 2007. Based on the Black-Scholes option pricing model, the total fair value of these options were determined to be $247,815 and $322,159 for Mr. Saunders and Mr. Boswell, respectively. Since these options vest monthly, the company will incur a monthly cost of $20,651 and $26,847 respectively. As of August 31, 2007, only one month of these stock options costs had been realized.



                  Outstanding Equity Awards at Fiscal Year-End
--------------------- ----------------- --------------------- -------------------- -------------------- --------------
                                                                   Equity
                                                                Incentive Plan
                                                                   Awards:
                         Number of           Number of            Number of
                         Securities          Securities           Securities
                         Underlying          Underlying           Underlying
                        Unexercised         Unexercised           Unexercised
                          Options             Options              Unearned             Option              Option
                            (#)                 (#)                Options           Exercise Price       Expiration
        Name            Exercisable        Unexercisable            (#)                  ($)                 Date
        (a)                (b)                  (c)                 (d)                  (e)                  (f)
--------------------- ----------------- --------------------- -------------------- -------------------- --------------
Robert Saunders         300,000 (1)              0                     0                  1.21            8-14-2007
--------------------- ----------------- --------------------- -------------------- -------------------- --------------
Michael Boswell         390,000 (1)              0                     0                  1.21            8-14-2007
--------------------- ----------------- --------------------- -------------------- -------------------- --------------

                                                               Equity Incentive     Equity Incentive
                                                              Plan Awards: Number      Plan Awards:
                        Number of        Market Value of       of Unearned Shares,    Market or Payout
                       Shares or Units   Shares of Units of      Units or Other      Value of Unearned
                        of Stock That      Stock That Have      Rights That Have     Shares, Units or
                       Have Not Vested       Not Vested            Not Vested        Other Rights That
                             (#)                 ($)                  (#)             Have Not Vested
        Name
        (a)                  (g)                 (h)                  (i)                   (j)
---------------------- ----------------- -------------------- --------------------- --------------------
Robert Saunders            275,000             227,164                 0                     0
---------------------- ----------------- -------------------- --------------------- --------------------
Michael Boswell            357,500             295,312                 0                     0
---------------------- ----------------- -------------------- --------------------- --------------------


     (1)  Pursuant to our 2005  Equity  Incentive  Plan,  Mr.  Saunders  and Mr.
          Boswell were granted  five-year  nonqualified  stock options on August
          17, 2007 that vest on a 1/12 monthly basis over a twelve month period beginning on the grant date. The exercise price of the options is $1.21, which represents 110% of the closing price of our common stock on August 17, 2007. As Of August 31, 2007 only 1/12 of these options have vested.


Retirement/Resignation Plans

We do not have any plans or arrangements in place regarding the payment to any of our executive officers following such persons retirement or resignation.




                              DIRECTOR COMPENSATION

-------------------------- ----------------------- ---------------------- ----------------------- --------------------
          Name              Fees Earned or Paid        Stock Awards           Option Awards           Non-Equity
                                  in Cash                   ($)                    ($)              incentive Plan
                                    ($)
                                                                                                          Compensation
                                                                                                          ($)
           (a)                      (b)                     (c)                    (d)                    (e)
-------------------------- ----------------------- ---------------------- ----------------------- --------------------
Douglas MacLellan                  36,000                    0                13,768 (1) (2)               0
-------------------------- ----------------------- ---------------------- ----------------------- --------------------
Mark Elenowitz                       0                       0               35,795 (1) (3) (4)            0
-------------------------- ----------------------- ---------------------- ----------------------- --------------------
Darryl Horton                      1,000                     0                  688 (1) (5)                0
-------------------------- ----------------------- ---------------------- ----------------------- --------------------
Ian Fraser                         1,000                     0                5,163 (1) (6)                0
-------------------------- ----------------------- ---------------------- ----------------------- --------------------
Victor Bolton                      1,000                     0                  688 (1) (7)                0
-------------------------- ----------------------- ---------------------- ----------------------- --------------------
Robert Rooks                       1,000                     0                3,442 (1) (8)                0
-------------------------- ----------------------- ---------------------- ----------------------- --------------------

----------------------------------------------------------------------------------------------------------------------
             Name                 Change in Pension Value      All other Compensation                Total
                                 and Nonqualified Deferred               ($)                          ($)
                                   Compensation Earnings
             (a)                            (f)                          (g)                          (h)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Douglas MacLellan                            0                            0                         49,768
------------------------------- ---------------------------- ---------------------------- ----------------------------
Mark Elenowitz                               0                            0                         35,795
------------------------------- ---------------------------- ---------------------------- ----------------------------
Darryl Horton                                0                            0                          1,688
------------------------------- ---------------------------- ---------------------------- ----------------------------
Ian Fraser                                   0                            0                          6,163
------------------------------- ---------------------------- ---------------------------- ----------------------------
Victor Bolton                                0                            0                          1,688
------------------------------- ---------------------------- ---------------------------- ----------------------------
Robert Rooks                                 0                            0                          4,442
------------------------------- ---------------------------- ---------------------------- ----------------------------


     (1)  At the end of the fiscal year, 2,962,000 options are outstanding.

     (2) These include the five-year incentive stock options granted to such individual on August 17, 2007 pursuant to our 2005 Equity Plan. These options vest on a 1/12 monthly basis over a twelve month period beginning on the grant date and are exercisable at $1.21, which represents 110% of the closing price of our common stock on August 17, 2007. Based on the Black-Scholes option pricing model, the total fair value of these 200,000 options were determined to be $165,210. Since these options vest monthly, we will incur a monthly cost of $13,768. As of August 31, 2007, only one month of these stock options costs had been realized.

     (3) These include the five-year incentive stock options granted to such individual on August 17, 2007 pursuant to our 2005 Equity Plan. These options vest on a 1/12 monthly basis over a twelve month period beginning on the grant date and are exercisable at $1.21, which represents 110% of the closing price of our common stock on August 17, 2007. Based on the Black-Scholes option pricing model, the total fair value of these 520,000 options were determined to be $429,546. Since these options vest monthly, we will incur a monthly cost of $35,795. As of August 31, 2007, only one month of these stock options costs had been realized.

     (4) Mr. Elenowitz indirectly owns a minority interest in TriPoint Capital Advisors, LLC, a significant shareholder and party with which we maintain a consulting agreement. In August 2006, the Board approved the Compensation Committee's recommendation to pay TriPoint $15,000 per month, which includes fees for Mr. Elenowitz's services as a Director; however, TriPoint agreed to reduce such fee to $7,000 per month until our cash flow position improves, at which time the Committee will reconvene and recommend a return to $15,000 per month. In addition, TriPoint has agreed not to accept any additional fees, other than expenses, until we are sufficiently funded to carry out our business and operations.

     (5) These include the five-year incentive stock options granted to such individual on August 17, 2007 pursuant to our 2005 Equity Plan. These options vest on a 1/12 monthly basis over a twelve month period beginning on the grant date and are exercisable at $1.21, which represents 110% of the closing price of our common stock on August 17, 2007. Based on the Black-Scholes option pricing model, the total fair value of these 10,000 options were determined to be $8,260. Since these options vest monthly, we will incur a monthly cost of $688. As of August 31, 2007, only one month of these stock options costs had been realized.

     (6) These include the five-year incentive stock options granted to such individual on August 17, 2007 pursuant to our 2005 Equity Plan. These options vest on a 1/12 monthly basis over a twelve month period beginning on the grant date and are exercisable at $1.21, which represents 110% of the closing price of our common stock on August 17, 2007. Based on the Black-Scholes option pricing model, the total fair value of these 75,000 options were determined to be $61,954. Since these options vest monthly, we will incur a monthly cost of $5,163. As of August 31, 2007, only one month of these stock options costs had been realized.

     (7) These include the five-year incentive stock options granted to such individual on August 17, 2007 pursuant to our 2005 Equity Plan. These options vest on a 1/12 monthly basis over a twelve month period beginning on the grant date and are exercisable at $1.21, which represents 110% of the closing price of our common stock on August 17, 2007. Based on the Black-Scholes option pricing model, the total fair value of these 10,000 options were determined to be $8,260. Since these options vest monthly, we will incur a monthly cost of $688. As of August 31, 2007, only one month of these stock options costs had been realized.

     (8) These include the five-year incentive stock options granted to such individual on August 17, 2007 pursuant to our 2005 Equity Plan. These options vest on a 1/12 monthly basis over a twelve month period beginning on the grant date and are exercisable at $1.21, which represents 110% of the closing price of our common stock on August 17, 2007. Based on the Black-Scholes option pricing model, the total fair value of these 50,000 options were determined to be $41,302. Since these options vest monthly, we will incur a monthly cost of $3,442. As of August 31, 2007, only one month of these stock options costs had been realized.

Our directors who are employees do not receive any compensation from us for services rendered as directors. The Board has created three classes of fees for outside directors: (1) outside directors who are "independent," as defined in the Exchange Act will be paid $500 per meeting, whether telephonic or in person for director fee - there shall not be any fees for written consents in lieu of board meetings; (2) outside directors who are not "independent" will not receive any fees at this time, but once our cash flow position improves, the Compensation Committee will reconvene and make recommendations; (3) the Vice Chairman will receive $3,000 per month, which includes $1,500 per month for his role as Chairman of our Audit Committee. Additionally, although we do not currently have an arrangement or agreement to provide stock based compensation to our outside directors, we may, from time to time, grant outside directors incentive stock options pursuant to our 2005 Equity Incentive Plan.


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

 As of November 23, 2007, we had a total of 23,737,700 shares of common stock, 7,773,998 shares of Series A Preferred Stock, 207 shares of Series B Preferred Stock and 747,870 shares of our Series C Preferred Stock issued and outstanding, which are our only issued and outstanding equity securities. However, our preferred stock does not have any voting rights except with respect to specified transactions that may affect the rights, preferences, privileges or voting power of such class and except as otherwise required by Nevada law. As of the date of this Report, each share of our Series A Preferred Stock and each share of Series C Preferred Stock is convertible into one share of common stock; each share of our Series B Preferred Stock is convertible into a number of fully paid and nonassessable shares of our common stock equal to the quotient of the liquidation preference amount per share ($10,000) divided by the conversion price, which initially is $1.15 per share, subject to certain adjustments, or approximately 8,696 shares of common for each share of converted Series B Preferred Stock.

The following table sets forth, as of November 23, 2006: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our common stock and Preferred Stock (taken together as one class) known to us, the number of shares of common stock and Preferred Stock beneficially owned by each such person, and the percent of our common stock and Preferred Stock so owned; and
(b) the names and addresses of each director and executive officer, the number of shares our common stock and Preferred Stock beneficially owned, and the percentage of our common stock and Preferred Stock so owned, by each such person, and by all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of our common stock and Preferred Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock and Preferred Stock, except as otherwise indicated. Individual beneficial ownership also includes shares of common stock that a person has the right to acquire within 60 days from November 23, 2007.

                                          Amount and Nature of    Percentage
           Name and Address               Beneficial Ownership    Of Voting of
                                                                  Securities (1)

Robert Saunders                                10,025,000 (2)            29.44%
Chairman, President and CEO
5552 West Island Highway
Qualicum Beach, British Columbia
Canada V9K 2C8

Douglas C. MacLellan                            1,123,333 (3)             3.30%
Vice Chairman
8324 Delgany Avenue
Playa del Ray, CA 90293

Mark Elenowitz                              1,454,667 (4) (5)             4.27%
Director
400 Professional Drive
Suite 310
Gaithersburg, MD 20879

Dr. Robert Rooks                                  320,833 (6)             0.94%
Director
912 Pine Avenue
Huntington Beach, CA 90293

Ian Fraser                                        831,250 (7) (8)         2.44%
Director
3056 West 2nd Avenue
Vancouver, British Columbia
Canada V6T 1E9

                                          Amount and Nature of    Percentage
           Name and Address               Beneficial Ownership    Of Voting of
                                                                  Securities (1)

Michael Boswell                             1,100,500 (9) (10)            3.23%
Director and
Acting Chief Accounting Officer
400 Professional Drive
Suite 310
Gaithersburg, MD 20879

Victor Bolton                                   4,167 (11)                0.01%
345-916 W. Broadway
Vancouver, BC V5Z 1K7

Darryl Horton                                   4,167 (12)                0.01%
33568 Eagle Mountain Drive
Abbortsford, BC V3G 2X7

Vision Opportunity Master Fund, Ltd.        1,699,577 (13)                4.99%
20 West 55th St., 5th Floor
New York, NY 10019


All directors and officers as a group (8   14,863,917                    43.64%
   persons)
----------------

     (1) All Percentages have been rounded up to the nearest one hundredth of one percent and such percentage is based upon the amount of outstanding our common stock and preferred stock, on an as converted basis. The percentage assumes in the case of each shareholder listed in the above list that all warrants or options held by such shareholder that are exercisable currently or within 60 days were fully exercised by such shareholder, without the exercise of any warrants or options held by any other shareholders.

     (2) In addition to his stock ownership, Mr. Saunders was granted 300,000 five-year nonqualified stock options on August 17, 2007 that vest on a 1/12 monthly basis over a twelve month period beginning on the grant date. The exercise price of the options is $1.21, which represents 110% of the closing price of our common stock on August 17, 2007. As of November 23, 2007, only 3/12 of these options have vested, but an additional 2/12 will vest within 60 days from such date.

     (3) In addition to his stock ownership, Mr. MacLellan was granted 200,000 five-year nonqualified stock options on August 17, 2007 that vest on a 1/12 monthly basis over a twelve month period beginning on the grant date. The exercise price of the options is $1.21, which represents 110% of the closing price of our common stock on August 17, 2007. As of November 23, 2007, only 3/12 of these options have vested, but an additional 2/12 will vest within 60 days from such date.

     (4) Mr. Elenowitz is a 100% percent shareholder of MHE, Inc., which owns 18,000 shares of our voting stock. Additionally, MHE, Inc. is a 40% member of TriPoint Capital Advisors, LLC, which owns 3,000,000 shares of our voting stock. Mr. Elenowitz owns 20,000 shares of our voting stock directly. Therefore, Mr. Elenowitz beneficially owns 1,238,000shares of our voting stock.

     (5) In addition to his stock ownership, Mr. Elenowitz was granted 520,000 five-year nonqualified stock options on August 17, 2007 that vest on a 1/12 monthly basis over a twelve month period beginning on the grant date. The exercise price of the options is $1.21, which represents 110% of the closing price of our common stock on August 17, 2007. As of November 23, 2007, only 3/12 of these options have vested, but an additional 2/12 will vest within 60 days from such date.

     (6) In addition to his stock ownership, Dr. Rooks was granted 50,000 five-year nonqualified stock options on August 17, 2007 that vest on a 1/12 monthly basis over a twelve month period beginning on the grant date. The exercise price of the options is $1.21, which represents 110% of the closing price of our common stock on August 17, 2007. As of November 23, 2007, only 3/12 of these options have vested, but an additional 2/12 will vest within 60 days from such date.

     (7) Mr. Fraser is a 100% shareholder of One Way Grill Limited, which owns 800,000 shares of our voting stock. Therefore, Mr. Fraser beneficially owns 800,000 shares of our voting stock.

     (8) In addition to his stock ownership, Mr. Fraser was granted 75,000 five-year nonqualified stock options on August 17, 2007 that vest on a 1/12 monthly basis over a twelve month period beginning on the grant date. The exercise price of the options is $1.21, which represents 110% of the closing price of our common stock on August 17, 2007. As of November 23, 2007, only 3/12 of these options have vested, but an additional 2/12 will vest within 60 days from such date.

     (9) Mr. Boswell and his wife jointly own Invision, LLC, which owns 38,000 shares of our voting stock. Additionally, Invision, LLC is a 30% member of TriPoint Capital Advisors, LLC, which owns 3,000,000 shares of our voting stock. Therefore, Mr. Boswell beneficially owns 938,000 shares of our voting stock.

     (10) In addition to his stock ownership, Mr. Boswell was granted 390,000 five-year nonqualified stock options on August 17, 2007 that vest on a 1/12 monthly basis over a twelve month period beginning on the grant date. The exercise price of the options is $1.21, which represents 110% of the closing price of our common stock on August 17, 2007. As of November 23, 2007, only 3/12 of these options have vested, but an additional 2/12 will vest within 60 days from such date.

     (11) Mr. Bolton was granted 10,000 five-year nonqualified stock options on August 17, 2007 that vest on a 1/12 monthly basis over a twelve month period beginning on the grant date. The exercise price of the options is $1.21, which represents 110% of the closing price of our common stock on August 17, 2007. As of November 23, 2007, only 3/12 of these options have vested, but an additional 2/12 will vest within 60 days from such date.

     (12) Mr. Horton was granted 10,000 five-year nonqualified stock options on August 17, 2007 that vest on a 1/12 monthly basis over a twelve month period beginning on the grant date. The exercise price of the options is $1.21, which represents 110% of the closing price of our common stock on August 17, 2007. As of November 23, 2007 only 3/12 of these options have vested, but an additional 2/12 will vest within 60 days from such date.

     (13) Vision owns 2,204,296 shares of common stock, 5,238,333 shares of common stock issuable upon conversion of their Series A Convertible Preferred Stock, 1,495,740 shares of common stock issuable upon conversion of their Series B Convertible Preferred Stock, 747,870 shares of common stock issuable upon conversion of their Series C Convertible Preferred Stock and 230,630 shares of common stock received as dividends. However, based upon the terms of the preferred stock, Vision may not convert its preferred stock if on any date, it would be deemed the beneficial owner of more than 4.99% of the then outstanding shares of our common stock. In addition to the shares listed in the table, Vision holds warrants to purchase up to 19,787,758 shares of our common stock, but based upon the terms of these warrants, Vision cannot exercise them if on any date, it would be deemed the beneficial owner of more than 4.99% of the then outstanding shares of our common stock. However, Vision can elect to waive the cap upon 61 days notice to us or less if, and only if less than 61 days remain on the term of the warrant and in such case the waiver will not be effective until the warrant's expiration date.


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

Island  Scallops,  our  wholly  owned  subsidiary,   recently  transferred  100%
ownership of RKS Laboratories,  Inc. to Robert Saunders,  our Chairman,  CEO and

President. RKS is a Vancouver research and development that is working towards developing superior strains of scallops (developed by Island Scallops and known as the Pacific Scallop) with beneficial traits such as higher meat yield and rapid growth. Island Scallops agreed to transfer its ownership of RKS in consideration for the grant to Island Scallops by RKS and Robert Saunders of a right of first refusal to commercialize any intellectual property developed by RKS. Island Scallops has the right to acquire or use any intellectual property from RKS at RKS' cost, in perpetuity or until such time as RKS shall cease to exist. Between June 2006 and August 2007, Island Scallops agreed to loan RKS a total of approximately $82,000 under eight non-interest bearing notes that are secured by all of RKS' assets and are due at on August 31, 2008.


ITEM 13. EXHIBITS LIST


Exhibit
 Number          Description


3.1 Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ending February 28, 2007, which was filed on April 13, 2007.)
3.2 Amended and restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ending February 28, 2007, which was filed on April 13, 2007.)
4.1+      Form of certificate representing shares of the Company's common stock.
4.2 Form of Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit
          10.3 to the  Company's  Current  Report on Form 8-K filed on April 14,
          2006).
4.3+ Form of certificate representing shares of the Company's Series A Preferred Stock.
4.4+ Form of certificate representing shares of the Company's Series B Preferred Stock.
4.5+ Form of certificate representing shares of the Company's Series C Preferred Stock.
4.12 Form of Series C Convertible Preferred Stock Purchase Agreement, dated November 5, 2007, by and between the Company and each of the Purchasers thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 7, 2007).
4.13 Form of Registration Rights Agreement by and between the Company and each of the Purchasers thereto (Incorporated by reference to Exhibit
          10.2 to the Company's  Current Report on Form 8-K filed on November 7,
          2007).
4.14 Form of Certificate of Designation of Rights and Preferences of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit
          10.3 to the Company's  Current Report on Form 8-K filed on November 7,
          2007).

4.15 Form of Lock-Up Agreement by and between the Company and each of the shareholders listed therein (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on November 7,
          2007).
4.16      Form of Warrants  (Incorporated  by reference to Exhibits 10.5 through
          10.11 to the Company's Current Report on Form 8-K filed on November 7,
          2007).
10.1 Form of Series A Convertible Preferred Stock Purchase Agreement, dated April 12, 2006, by and between the Company and each of the Purchasers thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 14, 2006).
10.2 Form of Registration Rights Agreement, dated April 12, 2006, by and between the Company and each of the Purchasers thereto. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 14, 2006).
10.4 Form of Individual Lock-Up Agreement dated April 12, 2006 by and between the Company and each of the shareholders listed therein. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 14, 2006).
10.5 Form of Lock-Up Agreement dated April 12, 2006 by and between the Company and World Wide Mortgage Corporation. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 14, 2006).
10.6 Form of Series A Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on April 14, 2006).
10.7 Form of Series B Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on April 14, 2006).
10.8 Form of Series C Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on April 14, 2006).
10.9 Form of Series D Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on April 14, 2006).
10.10 Form of Series E Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on April 14, 2006).
10.11 Form of Series F Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed on April 14, 2006).
10.12 Form of Series G Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed on April 14, 2006).
10.13 Form of Series H Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K filed on April 14, 2006).
10.14 Form of Series J Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K filed on April 14, 2006).
10.15 Form of Series A Convertible Preferred Stock Purchase Agreement, dated May 30, 2006, by and between the Company and each of the Purchasers thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 30, 2006).

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

+ Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES
         The aggregate fees billed for professional services rendered by LBB & Associates, Ltd., LPP (formerly Lopez, Blevins, Bork & Associates, LLP) for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2007 and 2006 were approximately $102,000 and $46,000 respectively.
(2) AUDIT-RELATED FEES
NONE
(3) TAX FEES
NONE
(4) ALL OTHER FEES
NONE
(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

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


/s/ Robert Saunders                                   Dated:  November 29, 2007
---------------------------
Robert Saunders
President and Chief Executive Officer

/s/ Michael Boswell                                   Dated: November 29, 2007
---------------------------
Michael Boswell
Director & Acting Chief Accounting Officer

/s/ Douglas C. MacLellan                              Dated: November 29, 2007
---------------------------
Douglas C. MacLellan
Vice-chairman of the Board

/s/ Mark H. Elenowitz                                 Dated: November 29, 2007
---------------------------
Mark H. Elenowitz
Director

/s/ Dr. Robert Rooks                                  Dated: November 29, 2007
--------------------------
Dr. Robert Rooks
Director

/s/ Ian Fraser                                        Dated: November 29, 2007
--------------------------
Ian Fraser
Director

/s/ Victor Bolton                                    Dated: November 29, 2007
--------------------------
Victor Bolton
Director

/s/ Darryl Horton                                    Dated: November 29, 2007
--------------------------
Darryl Horton
Director