Form 10QSB
period 2007-11-30
EDGEWATER FOODS INTERNATIONAL, INC.
filed 2008-01-14
CIK 1231339

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

As of January 10, 2008 there were 23,984,332 shares of Common Stock, par value $0.0001 outstanding, 7,773,998 shares of Series A Preferred Stock, par value is $.001, 207 shares of Series B Preferred Stock, par value is $.001 and 747,870 shares of Series C Preferred Stock, par value is $.001.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3-4

Unaudited Consolidated Balance Sheet at November 30, 2007	3-4

Unaudited Consolidated Statements of Operations for the three months ended November 30, 2007 and 2006	5

Unaudited Consolidated Statements of Cash Flows for the three months ended November 30, 2007 and 2006	6-7

Unaudited notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis or Plan of Operation	18

Item 3. Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds	24

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission Of Matters To A Vote Of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	26

PART I – FINANCIAL INFORMATION

EDGEWATER FOODS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2007
(unaudited)
2007
ASSETS

Current assets:
Cash	$ 1,712,469
Accounts receivable, net	91,761
Inventory	2,046,442
Other current assets	76,221

Total current assets	3,926,893

Property, plant and equipment, net	3,366,194

Loans receivable, related party	93,881

Investments in other assets	4,040

Total assets	$ 7,391,008

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short term debt	$ 117,899
Current portion of long term debt	482,458
Accounts payable and accrued liabilities	724,061

Total current liabilities	1,324,418

Long-term debt, net of current portion	528,637

Total liabilities	1,853,055

Commitments and contingencies

Stockholders' equity
Series A Preferred stock, par $0.001, 8,000,000
authorized, 7,773,998 issued and outstanding	7,774
Series B Preferred stock, par $0.001, 220
authorized, 207 issued and outstanding	-
Series C Preferred stock, par $0.001, 1,000,000
authorized, 747,870 issued and outstanding	748
Common stock, par $0.0001, 100,000,000

authorized, 23,742,700 issued and outstanding	2,374
Additional paid in capital	23,989,549
Accumulated deficit	(18,605,004)
Accumulated other comprehensive income -
foreign currency translation	142,512

Total stockholders' equity	5,537,953

Total liabilities and stockholders' equity	$ 7,391,008

See accompanying notes to consolidated financial statements

EDGEWATER FOODS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER 30, 2007 and 2006
(unaudited)

	2007	2006

Revenue	$ 429,202	$ 123,187
Cost of goods sold	534,850	191,069

Gross loss	(105,648)	(67,882)

Expenses:
General and administrative expenses	723,927	175,931
Salaries and benefits	95,234	88,381

Total operating expenses	(819,161)	(264,312)

Loss from operations	(924,809)	(332,194)

Other income (expense):
Interest income (expense), net	4,006	(6,760)
Change in fair value of warrants	-	(2,768,477)
Other income	7,488	2,308

Total other income (expense), net	11,494	(2,772,929)

Net loss	(913,315)	(3,105,123)

Deemed dividend for the beneficial conversion feature	(163,386)	-
Net loss applicable to
common shareholders	(1,076,701)	(3,105,123)

Foreign currency translation	248,056	(44,032)

Accumulated other comprehensive
loss	$ (828,645)	$ (3,149,155)

Net loss per Share
Basic and diluted	$ (0.05)	$ (0.15)

Weighted average shares outstanding
Basic and diluted	23,720,852	21,000,842

See accompanying notes consolidated to financial statements

EDGEWATER FOODS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
THREE MONTHS ENDED NOVEMBER 30, 2007 and 2006
(unaudited)

	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$ (913,315)	$ (3,105,123)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140,790	49,055
Changes in fair value of warrants	-	2,768,477
Stock option expense	516,701	-
Common stock issued for services	38,250	-

Changes in current assets and liabilities:
Accounts receivable	(18,338)	(13,283)
Other current assets	(14,979)	(6,873)
Loan receivable	(11,621)	-
Inventory	(218,929)	(137,613)
Accounts payable	2,769	(67,874)

Net cash used in operating activities	(478,672)	(513,234)

Cash flows from investing activities:

Purchase of property, plant and equipment	(331,535)	(360,571)

Net cash used in investing activities	(331,535)	(360,571)

Cash flows from financing activities:

Payment of short term debt	(836)	(522)
Payment of long term debt	(35,366)	(90,839)
Preferred stock issued for cash	800,648	-

Net cash provided by (used in) financing activities	764,446	(91,361)

Foreign currency translation effect	101,362	(35,761)

Net increase (decrease) in cash	55,601	(1,000,927)

Cash, beginning of period	1,656,868	1,816,742

Cash, end of period	$ 1,712,469	$ 815,815

Supplemental disclosure of cash flow information

Net cash paid
Interest	$ -	$ -
Income taxes	$ -	$ -

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

Note 2.  Significant Accounting Policies

Basis of Presentation

Our unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information and the rules and regulations of the Securities and Exchange Commission. In management’s opinion, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended August 31, 2007. Results of operations for the three months ended November, 2007, are not necessarily indicative of the operating results for the full accounting year or any future period.

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

At November 30, 2007, inventory consisted of the following:

Biomass (Scallops):

$ 2,046,442

Reclassifications

Certain 2006 amounts have been reclassified to conform to 2007 presentation.

Recent accounting pronouncements

During September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement. This SAB provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. This interpretation is effective for the first fiscal year ending after November 15, 2006. The adoption of this interpretation did not have an impact on our financial position or results of operations.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the US SEC within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of FSP EITF 00-19-2 did not have a material impact on our consolidated financial statements.

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

Note 3.  Property, Plant and Equipment

Property, plant and equipment at November 30, 2007 consisted of the following:

Accumulated

Net Book

Cost                 Amortization

Value

_________________________________________

Land

$254,545

$

     -

  $254,545

Buildings

1,076,713

    (284,464)

    792,249

Seawater piping and tanks

  688,565

    (339,127)

    349,438

Boats and barge

  505,329

    (170,471)

    334,858

Field equipment

           2,771,733          (1,195,882)                  1,575,851

Office equipment

    23,655

      (15,228)                         8,427

Vehicles

    74,761               (44,161)                       30,600

Computer equipment

    38,008               (17,782)                       20,226

_________________________________________

$5,433,309        $(2,067,115)              $3,366,194

Depreciation expenses for the three months ended November 30, 2007 and 2006 was $140,790 and $49,055, respectively.

Note 4.  Related Party Transactions

We have nine secured notes receivable from RKS Laboratories, Inc., a Vancouver research and development company that is working towards developing superior strains of scallops with beneficial traits such as higher meat yield and rapid growth.  Robert Saunders, our President and CEO, owns 100% of RKS.  The first seven non-interest bearing notes in the combined amount of $78,980, which are secured by all assets of RKS, were originally due on or before various dates between June 15, 2007 and May 31, 2008, but were recently extended to August 31, 2008.  The eighth non-interest bearing note in the amount of $9,172, which is also secured by all assets of RKS, is due on or before August 31, 2008.  The ninth non-interest bearing note in the amount of $5,729, which is also secured by all assets of RKS, is due on or before November 30, 2008.  These amounts are included in assets as loans receivable.

Note 5.  Investments in Tenures

Edgewater carries its Investment in Tenures at $4,040 at November 30, 2007.  This amount represents the carrying costs of certain shellfish tenures acquired by Island

Scallops’ subsidiary, 377332 B.C. Ltd.  Shellfish tenures are government-granted rights allowing limited use of offshore waters for the purposes of cultivation of shellfish.  The granting of shellfish tenure rights are the responsibility of the Provincial (British Columbia) Government and not the Canadian Federal Government.  As such, the government assistance that we receive via loan agreement with various Federal Agencies has no effect on our ability to renew and/or modify these tenure agreements.  The tenure held by 377332 B.C. Ltd. has an expiration date of July 10, 2021.  Other shellfish tenures held by Edgewater and our subsidiaries have expiration dates ranging from 2021 to 2024.

These tenures are considered to have an indefinite useful life because renewal on expiration is anticipated, and are not subject to amortization.

Note 6.  Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities are balances outstanding related to credit cards held in the name of one of our shareholders totaling $16,672 at November 30, 2007.  We used these credit cards as a means of short term financing and incur interest charges on such unpaid balances.

Included in accounts payable and accrued liabilities at November 30, 2007, is an amount of $131,191 in respect to an agreement to purchase geoduck seed from us (for additional information see Note 10 – Contingent Liabilities).

Included in accounts payable and accrued liabilities at November 30, 2007 is an amount of $97,018 payments due and interest accrued in respect to the loan from the National Research Council of Canada Industrial Research Assistance Program (see Note 8 – Long Term Debt for additional information).

Note 7.  Short Term Debt

Included in short-term debt at November 30, 2007, is estimated royalties of $67,227 payable to a third party from whom the former sole shareholder of Island Scallops originally acquired the shares of Island Scallops.  The 1992 share purchase agreement (for Island Scallops) provided that the third party was to receive 3% of revenues from Island Scallops as earned, on a quarterly basis, throughout the period from December 1, 1992 to November 30, 2002.  The third party holds a first charge (or first lien) over our inventory (including broodstock) in the amount of $353,535 in support of its royalty entitlement.  The third party has not taken further action to enforce payment of the arrears liability.  To date, we have accrued the entire balance of $67,227 as a current liability and we plan to pay it with available funds in the near future.

Included in short-term notes payable at November 30, 2007, is an unsecured non-interest bearing demand loan from an individual with a face value of $50,672 and no specific terms of repayment.  However, the lender has informally requested that the loan be repaid in full by October 6, 2008.

Note 8. Long Term Debt

These consolidated financial statements include a Western Diversification Program non-interest bearing loan to Island Scallops that requires repayment equal to 12% of gross revenues from our scallop sales, payable semi-annually, with no specified due date.  In September 2006, we entered into a Settlement Agreement with the Minister of Western Economic Diversification to amend the repayment terms of our non-interest bearing loan of $597,103 (to Island Scallops) with the Western Diversification Program. We agreed to repay the $170,981 due as of August 31, 2006, in accordance with a payment schedule beginning with a payment of $62,736 in September 2006 and continuing with monthly payments of roughly $9,840 until August 15, 2007.  The parties agreed that the remaining balance of the $426,122 shall be repaid via quarterly payments equal to the greater of $30,856 or 4% of the gross scallop sales starting in the quarter beginning on June 1, 2007 and each quarter thereafter until the balance is repaid.  Under the terms of this agreement, the first quarter payment was due on September 30, 2007.  At November 30, 2007, the balance due is $417,526, of which $141,414 is reflected in the current portion of long term debt and the remaining balance of $276,112 is reflected as long term debt.

These consolidated financial statements include Island Scallops’ unsecured non-interest bearing loan from the National Research Council of Canada Industrial Research Assistance Program which requires quarterly payments commencing March 1, 2003 equal to 3% of gross revenues of Island Scallops until the earlier of full repayment or December 1, 2012.  The amount repayable is up to 150% of the original advance of $438,062, if repayment is before December 1, 2007.  If at December 1, 2012, Island Scallops has not earned sufficient revenues to be required to repay the original loan amount, the remaining portion of the loan is to be forgiven.  Amounts currently due at November 30, 2007, bear interest at a rate of 1% per month.  At November 30, 2007, Island Scallops is in arrears in respect to the payment of these amounts.  The National Council of Canada Industrial Research Assistance Program has requested payment of the $97,018 that they claim is owed under this loan agreement.  As such, at November 30, 2007, $97,018 is included in accounts payable and accrued liabilities and the remaining full principal balance of $341,044 is reflected in the current portion of long term debt. We are seeking to renegotiate the repayment terms.

These consolidated financial statements include Island Scallop’s mortgage loan repayable at $2,210 per month (currently interest only) calculated at 10.5%.  The loan is secured by a second charge on the real property of Island Scallops. At November 30, 2007, the principal due is $252,525.

Note 9.  Series C Preferred Stock Financing

We completed a private equity financing of $897,444 on November 5, 2007, with one accredited investor.  Net proceeds from the offering are approximately $801,000.  As part of this financing, the investor returned the Series J Warrant, Series D Warrant, Series E Warrant and Series F Warrant that they received as a result of our Series B financing completed on January 16, 2007.  Pursuant to the current financing, we issued 747,870 shares of our Series C Preferred Stock,  par value $0.001 per share and the investor also received one of each of the following warrants: (i) Series A Warrant, (ii) Series B Warrant, (iii) Series C Warrant, (iv) Series J Warrant, (v) Series D Warrant, (vi) Series E Warrant, and (vii) Series F Warrant, each to purchase a number of shares of common stock equal to fifty percent (50%) of the number of shares of common stock issuable upon conversion of the purchaser’s preferred stock, except for the Series J Warrants, which shall entitle the investor to purchase a number of shares of our Series C Preferred Stock equal to one hundred percent (100%) of the number of Series C Preferred Stock it received in the financing.  Each of the Warrants has a term of 5 years, except for the Series J Warrants, which have a term of 1 year.  Each share of the preferred stock is convertible into one fully paid and nonassessable share of our common stock at an initial conversion price of $1.20, subject to adjustment.  We are obligated to file a registration statement on or before December 5, 2007 providing for the resale of the shares of common stock issuable upon conversion of the preferred stock and the shares of common stock underlying the Warrants and underlying the preferred stock issuable upon exercise of the Warrants.  In connection with the financing, our management agreed not to sell any of our securities owned by them, their affiliates or anyone they have influence over until the registration statement has been effective for six months.    In connection with the financing, a deemed dividend was rendered for $163,386 based on the relative fair values of the preferred shares and warrants.

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

Note 10.  Contingent Liabilities

Our wholly owned subsidiary, Island Scallops, entered into an agreement in 1998 with two parties, under which Island Scallops was to produce and sell geoduck seed to the two parties. Island Scallops received advance payments from each of the two parties in the 2002 of approximately $64,140 and recognized related revenue of $43,705 in respect to seed delivered in the 2002 year. The balance of the deposits received (advance payments), net of sales, totaling $133,191 is included in accounts payable and accrued liabilities.

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

As of August 31, 2004, one of the two parties made claims that Island Scallops owed it an amount totaling $88,925.   This particular party believed that the agreement required Island Scallops to deliver the product in year one and did not allow Island Scallops to make up any shortfall with product produced in the following year. The balance included in accounts payable and accrued liabilities related to this party is $38,934.

Any additional liability to us, or any reduction of the currently recognized liability, in respect to these deposits will be recorded at the time a conclusion to this matter can be determined.

Neither we nor our wholly owned subsidiary maintain insurance covering the replacement of our inventory. Consequently, we are exposed to financial losses or failure as a result of this risk.

Note 11.  Stock-Compensation Expense

On October 31, we issued 25,000 shares of common stock to Pacific Crab Seafood Company, Inc. as part of the 100,000 shares of our common stock that our Board of Directors previously approved for the consulting and marketing services that they will provide to us.  The remaining 35,000 shares will be issued in equal monthly installments of 5,000 shares during the remaining term of the agreement.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 25,000 shares issued were valued at $1.28 per share, the closing bid of our common stock on the date of issue.  Therefore, total aggregate value of the transaction recognized by the company in 2007 was $32,000. Going forward the cost of these shares will be expense at current market price as they are issued.

On November 30, we issued 5,000 shares of common stock to Pacific Crab Seafood Company, Inc. as part of the 100,000 shares of our common stock that our Board of Directors previously approved for the consulting and marketing services that they will provide to us.  The remaining 30,000 shares will be issued in equal monthly installments of 5,000 shares during the remaining term of the agreement.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 5,000 shares issued were valued at $1.25 per share, the closing bid of our common stock on the date of issue.  Therefore, total aggregate value of the transaction recognized by the company in 2007 was $6,250. Going forward the cost of these shares will be expense at current market price as they are issued.

Stock Options

In August 2005, our Board of Directors approved the “Edgewater Foods International 2005 Equity Incentive Plan.” The Board of Directors reserved 5,000,000 shares of our common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants to Edgewater. As of November 30, 2007, our Board of Directors had authorized the issuance of 2,962,000 options to employees.

Stock option activity during the period ending November 30, 2007 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 31, 2007	2,962,000	1.26
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding, November 30, 2007	2,962,000	$ 1.26
Exercisable, November 30, 2007	482,000	$ 1.42

At November, 2007, 200,000 of the exercisable options expire in May 2010, 62,000 of the exercisable options expire in August 2010 with the remaining balance of 220,000 having an expiration date of August 2015.

Warrant activity during the period ending November 30, 2007 was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, August 31, 2007	28,086,252	1.69
Granted	3,027,793	2.00
Exercised	--	--
Forfeited	--	--
Returned	(3,739,350)	1.78
Expired	--	--
Outstanding, November 30, 2007	27,374,695	$ 1.72
Exercisable, November 30, 2007	27,374,695	$ 1.72

Note 12.  Going Concern

Prior to the completion of our Preferred Stock Financing, working capital had been primarily financed with various forms of debt.  We have suffered operating losses since inception in our efforts to establish and execute our business strategy.  As of November 30, 2007, we had a cash balance of approximately $1,712,000.  Although management believes that we have adequate funds to maintain our business operations into the second half of our 2008 fiscal year and/or until we become cash flow positive, we continued to suffer operational losses in our first quarter of our 2008 fiscal year. Until our operations are able to demonstrate and maintain positive cash flows, we may require additional working capital to fund our ongoing operations and execute our business strategy of expanding our operations.  Based on these factors, there is substantial doubt about our ability to continue as a going concern.

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

Note 13.  Subsequent Events

On December 31, 2007, we issued 172,750 shares of common stock to the investors of our April 12, May 30, June 30 and July 11, 2006 financings as payment of the semi-annual dividend (8% per annum) per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. The number of shares issued was based on the dividend payment at a rate of 8% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000 for the April 12 financing, $1,500,000 for the May 30 financing, $1,550,000 for the June 30 financing and $1,450,000 for the July 11 financing) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $233,500 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On December 31 2007, we issued 45,999 shares of common stock to the investors of our January 16, 2007 financing as payment of the semi-annual dividend (6% per annum) per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock (see Note 9 – Series B Preferred Shares Financing

for additional information on the Series B Convertible Preferred Stock).  The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $63,000 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On December 31 2007, we issued 17,883 shares of common stock to the investors of our November 5, 2007 financing as payment of the semi-annual dividend (6% per annum) per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock (see Note 9 – Series B Preferred Shares Financing for additional information on the Series C Convertible Preferred Stock).  The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount (approximately $897,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $24,000 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On January 1, 2008 we issued 5,000 shares of common stock to Pacific Crab Seafood Company, Inc. as part of the 100,000 shares of our common stock that our Board of Directors previously approved for the consulting and marketing services that they will provide to us.  The remaining 25,000 shares will be issued in equal monthly installments of 5,000 shares during the remaining term of the agreement.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 5,000 shares issued were valued at $1.35 per share, the closing bid of our common stock on the date of issue.  Therefore, total aggregate value of the transaction recognized by the company in 2007 was $6,750. Going forward the cost of these shares will be expense at current market price as they are issued.

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

Overview

In the first quarter of our 2008 fiscal year, we continued the harvesting, processing and sale of our 2005 year class of scallops and continued sorting our 2006 scallop class and transferring our 2007 year-class scallops that were still maturing in our tenured growing sites and on-shore ponds, to larger grow-out nets on our farm sites.  We refer to the year-class of scallops based on when the scallops were spawned.  Generally, the harvest occurs approximately 22 to 24 months after spawning of the scallops.

We also continued the new sales and marketing efforts that were begun in the later stages our 2007 fiscal year by our marketing and sales consultants.  Traditionally, we have sold live scallops within the Pacific Northwest market.  Our seafood sale and distribution consultants have began to introduce new product lines of fresh meat and a new unique frozen on the half-shell product that is generating significant interest. We are currently in the process of expanding our live scallop distribution network into Hong Kong and the western United States to up to an additional 15,000 lbs. per week in the near future.  During the first quarter of 2008, we were able to begin distribution into the Hong Kong market and expect these sales to increase in the upcoming quarters.  We are also in the process of introducing fresh scallop meat into high end restaurants in Toronto and Montreal and frozen on the half-shell product into the eastern United States and Canada.  In 2008, we expect our overall product mixture to consist of 40% live scallops, 30% fresh meat, 30% frozen on the half-shell and in 2009 and thereafter we plan to increase the proportion of  frozen on the half-shell to 50%, and the remainder of 30% live and 20% fresh.

Management believes that these new marketing efforts, coupled with the recently completed processing plant will continue yielding significant revenue increases for the rest of 2008 and continuing thereafter.  The completed processing plant supplies us with an improved processing facility and will provide us with several important advantages, including a significantly larger inventory holding and handling area and the ability to mitigate future weather related harvest delays to our sales.  We believe that this will lead to expedited sale processes in the upcoming months.  In addition, recent experience gained from harvesting and sorting scallops on the new longline systems should allow for greater future harvesting rates. Additionally, we plan on generating additional near term revenues via the sale of scallop and possibly other shellfish seed.  We have also recently entered discussions with various First Nations groups about possible partnerships or joint ventures on potential farm sites on First Nation owned lands.  This will provide the company with additional growing areas for scallops and future joint venture revenues.

During the continued harvesting of our 2005, sorting of our 2006 scallops classes and transfer of our 2007 scallop classes, we were able to review our mortality rates and update our class size projections.  Based on this review, we expect to bring as many 2 million 2005 year class scallops to market over the next twelve months and harvest over 1 million 2006 year class scallops starting in the fall of 2008.   Originally, we believed that our 2006 spawning would yield between 5 and 10 million scallops at full maturity/harvest.  However, mortality rates were at the higher end of our projections due to the handling and sorting learning curve associated with the roll-out of our new longline and anchor system.  Additionally, problems associated with the timing of moving scallops to large nets (also known as “ocean timing”) and the density (i.e. number of scallops per net level) contributed to additional mortality problems.  We anticipate that survival rates for the future classes, starting with the 2007 scallop class, will significantly improve due to the addition of more lines and anchors, better spacing and sorting within each lantern net, experience gained from the sorting and farming of both the 2005 and 2006 year classes and lessons learned on ocean timing and scallop density during the handling of our 2006 scallop class.

As a result of recent lessons learned and improved farm infrastructure, we anticipate that the 2007 scallop class will yield up to 20 million scallops at full maturity/harvest. In fact, we are already noticing significant gains in animal survival rates and individual scallop size in the 2007 class as compared to the 2006 class at a similar point in its development.  In addition, we plan to hold up to 5 million scallops (from 2007 spawning) in our onshore ponds until February 2008 as reserve scallops.  We expect that at least 2.5 million of these scallops will eventually reach harvest size.

As a result of the above, we believe that the remaining 2005 scallop-class will produce at least $2.7 million of gross revenue over the next nine to twelve months.  Although we originally anticipated that the harvest of our 2006 scallop class would eventually result in total gross revenue of up to $14.0 million over the twelve month period beginning in April 2008, we now believe the gross revenue from the harvest of the 2006 scallop class will only result in up to $2.0 million gross revenue over a much shorter period beginning in the fall of 2008 due to the higher than expected mortality rates and problems with handling of long lines discussed above.  Based on our current projections for the 2007 scallop class, we believe this year’s class could produce more than $40.0 million over the life of its harvest.  Although the 2006 class is expected to produce less revenue than originally expected, the improving survival rates of the 2007 class coupled with the short harvest time of 2006 class is expected to maintain our overall revenue levels within range of our original projections over the next 24 to 36 months.

In fiscal year 2007, our cost of goods sold increased more rapidly than our overall revenues.  Part of this increase was attributable to extreme circumstances related to costs associated with handling problems for our 2004 ear-hang scallop class and initial operations in our improved processing plant.  In the first quarter of fiscal year 2008, this trend began to reverse (as many of the reasons for the increased cold of goods sold were unique to last the fiscal year) and our sales began increasing faster than our cost of goods sold.  We expect this trend to continue to improve throughout the 2008 fiscal year.  As such, we expect our margins to improve in future years.

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

Comparison of results for the three months ended November 30, 2007 to the three months ended November 30, 2006.

Revenues.  Revenues for the three months ended November 30, 2007, were approximately $429,000.  We had revenues of approximately $123,000 for the three months ended November 30 2006.  This is an increase of approximately $306,000 or 249%.  The increase in our overall sales was a direct result of management’s new sales and marketing efforts coupled with our emphasis on infrastructure improvements and crop expansion.  Although some of this increase in sales can be attributed to the recent improvement in Canadian dollar exchange rate to the US dollar, sales in absolute Canadian dollars still improved by over 200%.  As in the previous year, management continued its emphasis on the development and production of larger future crops.  Management believes that our emphasis on expansion of future crops coupled with the recently completed new processing facility and new marketing efforts will result in continued increases in revenue next quarter and continuing thereafter.

Gross profit (loss). Gross loss for the three months ended November 30, 2007, was approximately $106,000, an increase of approximately $38,000 as compared to gross loss of roughly $68,000, for the three months ended November 30, 2006. The increase in the amount of gross loss for first quarter of 2007 (as compared to 2006) was mainly attributable to management’s continued focus on the expansion and development of larger scallop crops and larger scallop yields for future years.  We do not expect these problems to continue in future years.  Our cost of sales also increased due to higher processing plant and trucking costs as we began to establish a larger sales effort.  Despite the increase in overall cost of goods sold, we began reversing the trend wherein our cost of goods sold increases faster than our overall revenues.  In the first quarter of 2008, our sales began increasing faster than our cost of goods sold.  We expect this trend to continue improve throughout the 2008 fiscal year.  As such, we expect our margins to improve in future years.  We continued to focus resources on maintaining, developing and tending to our scallop crops and believe that we have already seen the initial benefits in increased sales of our own scallops and that we will continue to see additional benefits from our efforts in developing larger crops in the rest of 2008 and beyond.

General and administrative.  General and administrative expenses for the three months ended November 30, 2007, were approximately $724,000.  Our general and administrative expenses were approximately $176,000 for the three months ended November 30, 2006.  This is an increase of approximately $548,000. The majority of this increase was directly attributable to stock compensation expense of approximately $39,000 and stock option expense of roughly $517,000.  Other general and administrative expenses for the three months ended November 30, 2007, was attributable to costs associated with establishing, building, and supporting our infrastructure and included various consulting costs, legal and accounting fees compensation paid as result of our recent financing and salaries.  We anticipate that these costs may continue to slightly rise as we continue to expand our operations.  However, we believe that we now have the necessary general and administrative staff in place to maintain our expansion into scallop crops of 30 million and beyond.

Stock compensation expense.  During the three months ended November 30, 2007, we had stock compensation expense of approximately $39,000.  During the three months ended November 30, 2006, our Board of Directors did not authorize the issuance of shares of our restricted common stock for compensation.  As a result, we did not incur any stock compensation expense for the three months ended November 30, 2006.  We did not issue any new options during the three months ended November 30, 2007.  Due to options issued to employees, consultants and directors during 2007 and based upon the common stock trading price at the times of issuance, vesting schedules and FASB rules, we incurred stock option compensation expenses of approximately $517,000 during the three months ended November 30, 2007.

Other income (expense), net.  Interest income for the three months ended Novmeber 30, 2007, was approximately $4,000.  Interest expense for the three months ending November 30, 2006, was approximately $7,000.  Other income for the three months ended November 30, 2007, was approximately $7,000 as opposed to other income of approximately $2,000 for the three months ended November 30, 2006. For the three months ending November 30, 2006, we recognized a loss of approximately $2,768,000 which was related to the change in the fair value of warrants issued to 10 institutional and accredited investors in conjunction with preferred stock financings on April 12, May 30, June 30, July 11, 2006, and January 16, 2007, and the market price of the common stock underlying such warrants.  As a result of reclassifying these warrant liabilities on February 21, 2007, no such gain or loss was recorded for the period ended November 30, 2007.

As a result, other income for the three months ended November 30, 2007, was approximately $11,000 as compared to other expense of approximately $2,773,000 for the three November 30, 2006.

Net profit (loss).  As a result of the above, the net loss for three months ended November 30, 2007 was approximately $913,000 as compared to a net loss of approximately $3,105,000 for the three months ended November 30, 2006.

Liquidity and Cash Resources.  At November 30, 2007, we had a cash balance of approximately $1,712,000. We originally expected to reach positive operating cash flow during the second half of our 2007 fiscal year, but slower than expected harvest rates and handling and harvesting problems resulted in lower than expected revenues.  As a result of recent processing improvements, experience gained in 2007 and new marketing efforts, we now expect to achieve operating positive cash flow by the middle of 2008.  During the three months ended November 30, 2007,  we completed one private equity financing  resulted in net proceeds of approximately $800,000.  During the year ending August 31, 2007, we completed one private equity financing  and had investors exercise various warrants that resulted in net proceeds of approximately $3,075,000.  During the year ending August 31, 2006, we relied on four private equity financings that resulted in net proceeds of approximately $5,140,000.  These 2006 and 2007 financings contain warrants which if fully exercised, could raise approximately an additional $49,350,000.  To date, exercises of these warrants resulted in net proceeds of approximately $1,200,000; accordingly, if all of the remaining warrants from the 2006 and 2007 financings are exercised, we could receive an additional $48,150,000.  The exercise of the warrants is, however, to a large extent dependent upon the price of our stock in the public market.  As a result, we cannot guarantee when any of the warrants will be exercised, if at all and, as a result, the proceeds from the exercise of the warrants may not be available to us should we require additional financing or ever.  Prior to the completion of the private equity financings in 2006, our initial expansion had been largely funded by a short term note with a maximum limit of approximately $1,451,000.  Previously, we have also relied on short term loans from certain shareholders to assist with our working capital needs and to meet short term cash requirements.  We used a portion of the 2006 private equity financing to repay these short term loans and as a result we were able to deploy the bulk of the proceeds from our financing toward our business strategy.  In addition to the foregoing, on January 10, 2008, our Board of Directors determined, based on due diligence concerns and because we were unable to negotiate what we believe to be appropriate terms, to terminate negotiations for the establishment of clam farming operations in Morocco.  We have not yet determined how we will allocate the funds that we reserved for this project ..

ITEM 3.  CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and acting chief accounting officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of November 30, 2007. Based on this evaluation, our principal executive officer and our acting chief accounting officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States.

(b)

Changes in internal control over financial reporting

During the quarter ended November 30, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Unregistered Sales of Equity Securities

On November 5, 2007, we issued 747,870 shares of our Series C Preferred Stock and the followings warrants to one accredited investor: (i) Series A Warrant, (ii) Series B Warrant, (iii) Series C Warrant, (iv) Series J Warrant, (v) Series D Warrant, (vi) Series E Warrant, and (vii) Series F Warrant, each to purchase a number of shares of common stock equal to 50% of the number of shares of common stock issuable upon conversion of the number of preferred stock issued to the investor, except for the Series J Warrants, which shall entitle the investor to purchase a number of shares of our Series C Preferred Stock equal to 100% of the number of shares of common stock issuable upon conversion of the preferred stock issued to the investor; all of these warrants can be exercised, assuming the preferred stock underlying the Series J Warrants are fully converted,  for an aggregate of 2,991,480 shares of common stock.  Each of the Warrants has a term of 5 years, except for the Series J Warrants, which have a term of 1 year.  Each share of the Series A Preferred Stock is convertible into one fully paid and nonassessable share of our common stock.  The investor that received these securities returned warrants to purchase an aggregate of 3,739,350 shares of common stock that it received pursuant to our January 16, 2007 financing.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

In connection with the November 5, 2007 financing, we issued the placement consultant a placement consultant warrant, exercisable for a period of three years from the date of issue with an exercise price of $1.20 per share. The warrant allows the placement consultant to purchase up to (i) 74,787, shares of Series C Preferred Stock, and each of the following warrants, which are identical to the warrants issued to the investors of the financing: (i) Series A Warrant, (ii) Series B Warrant, (iii) Series C Warrant, (iv) Series D Warrant,  (v) Series J Warrant,  (vi) Series E Warrant, and (vii) Series F Warrant, each to purchase 37,393 shares of common stock, except for the Series J Warrants, which shall entitle the consultant  to purchase  74,787  shares of common stock. The placement consultant also returned a portion of the placement consultant warrant it received pursuant to the January 16, 2007 financing.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

(b)

Not Applicable.

(c)

Not Applicable.

(d)

Not Applicable.

ITEM 3. Defaults upon Senior Securities

(a)

Not Applicable.

(b)

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2008 Annual Shareholder Meeting, which was held on January 10, 2008, 15,672,000 shares, representing 66.01 % of our shareholders voted to re-elect our entire board of directors.    There were no votes against or withheld for any of the nominees, nor were there any broker non-votes or abstentions.

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

Date: January 14, 2008	EDGEWATER FOODS INTERNATIONAL, INC.

By: /s/ Robert Saunders Robert Saunders, Chief Executive Officer

By: /s/ Michael Boswell Michael Boswell, Acting Chief Accounting Officer