Form 10QSB
period 2008-02-29
EDGEWATER FOODS INTERNATIONAL, INC.
filed 2008-04-14
CIK 1231339

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number

Edgewater Foods International, Inc.

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-3113571 (IRS Employer Identification No.)

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

As of April 14, 2008 there were 24,019,332 shares of Common Stock, par value $0.0001 outstanding, 7,773,998 shares of Series A Preferred Stock, par value is $.001, 207 shares of Series B Preferred Stock, par value is $.001 and 747,870 shares of Series C Preferred Stock, par value is $.001.

PART I – FINANCIAL INFORMATION

EDGEWATER FOODS INTERNATIONAL
CONSOLIDATED BALANCE SHEET
FEBRUARY 29, 2008
(unaudited)

ASSETS

Current assets:
Cash	$ 1,024,262
Accounts receivable, net	97,610
Inventory	2,149,310
Other current assets	77,829

Total current assets	3,349,011

Property, plant and equipment, net	3,738,588

Loans receivable, related party	116,147

Investments in other assets	4,087

Total assets	$ 7,207,833

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short term debt	$ 119,248
Line of credit	33,497
Current portion of long term debt	474,062
Accounts payable and accrued liabilities	893,596

Total current liabilities	1,520,403

Long term debt, net current portion	529,577

Total liabilities	2,049,980

Stockholders' equity:
Series A Preferred stock, par $0.001, 10,000,000	7,774
authorized, 7,773,998 issued and outstanding
Series B Preferred stock, par $0.001, 220	-
authorized, 207 issued and outstanding
Series C Preferred stock, par $0.001, 1,000,000	748
authorized, 747,870 issued and outstanding
Common stock, par $0.0001, 100,000,000 authorized,	2,399
23,989,332 issued and outstanding

Additional paid in capital	24,837,794
Accumulated deficit	(19,883,653)
Accumulated other comprehensive income -
foreign exchange adjustment	192,791

Total stockholders' equity	5,157,853

Total liabilities and stockholders' equity	$ 7,207,833

See accompanying notes to consolidated financial statements

EDGEWATER FOODS INTERNATIONAL
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED FEBRUARY 29, 2008 and FEBRUARY 28, 2007

	THREE MONTHS ENDED		SIX MONTHS ENDED
	FEBRUARY 29,	FEBRUARY 28,	FEBRUARY 29,	FEBRUARY 28,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue:	$ 365,763	$ 182,212	$ 794,965	$ 305,399
Cost of goods sold	493,421	274,699	1,028,271	465,768

Gross (loss)	(127,658)	(92,487)	(233,306)	(160,369)

Expenses:
General and administrative expenses	760,772	244,795	1,484,699	420,726
Salaries and benefits	93,258	72,229	188,492	160,610

Total operating expenses	(854,030)	(317,024)	(1,673,191)	(581,336)

Loss from operations	(981,688)	(409,511)	(1,906,497)	(741,705)

Other income (expense):
Interest income (expense), net	2,693	(4,876)	6,699	(11,636)
Change in fair value of warrants	-	8,595,107	-	5,826,630
Other income (expense)	(35,798)	158,948	28,310	161,256

Total other income (expense), net	(33,105)	8,749,179	35,009	5,976,250

Net income (loss)	(1,014,793)	8,339,668	(1,871,488)	5,234,545

Dividend on preferred stock	(320,476)	(234,497)	(310,476)	(234,497)

Deemed dividend for beneficial
conversion feature	-	-	(163,386)	-

Net income (loss) applicable to
common shareholders	(1,325,269)	8,105,171	(2,345,350)	5,000,048

Foreign currency translation	50,279	(46,731)	298,335	(90,763)

Accumulated other comprehensive
income (loss)	$ (1,274,990)	$ 8,058,440	$ (2,047,015)	$ 4,909,285

Net income (loss) per share
Basic and diluted	$ (0.06)	$ 0.37	$ (0.10)	$ 0.24

Weighted average shares outstanding
Basic and diluted	23,903,501	21,782,245	23,811,678	21,091,042

See accompanying notes consolidated to financial statements

EDGEWATER FOODS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
SIX MONTHS ENDED FEBRUARY 29, 2008 and FEBRUARY 28, 2007

	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net income (loss)	$ (1,871,488)	$ 5,234,545

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	286,956	147,017
Changes in fair value of warrants	-	(5,826,630)
Stock option expense	1,032,845	56,827
Common stock issued for services	49,900	-
Gain on disposal of debt	-	(158,211)

Changes in current assets and liabilities:
Accounts receivable	(24,187)	(14,736)
Other current assets	(16,587)	(38,407)
Loan receivable	(33,887)	(33,669)
Inventory	(321,797)	(164,381)
Accounts payable	172,304	(39,705)

Net cash used in operating activities	(725,941)	(837,350)

Cash flows from investing activities:

Purchase of property, plant and equipment	(813,761)	(697,602)

Net cash used in investing activities	(813,761)	(697,602)

Cash flows from financing activities:

Net proceeds from line of credit	32,877	-
Payment of short term debt	(829)	(3,232)
Proceeds from long term debt	30,082	-
Payment of long term debt	(96,713)	(127,647)
Proceeds from exercise of warrants	-	276,000
Preferred stock issued for cash	800,648	1,864,501

Net cash provided by financing activities	766,065	2,009,622

Foreign currency translation effect	141,031	(65,765)

Net increase (decrease) in cash	(632,606)	408,905

Cash, beginning of period	1,656,868	1,816,742

Cash, end of period	$ 1,024,262	$ 2,225,647

Supplemental disclosure of cash flow information

Net cash paid:
Interest	$ -	$ -
Income taxes	$ -	$ -

Supplemental disclosure of non-cash flow information

Issuance of stock for dividends	$ 310,476	$ 234,497

Warrant liability incurred in connection with financing	$ -	$ 4,116,739

Reclassification of warrant liability	$ -	$ (20,449,559)

See accompanying notes consolidated to financial statements

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

Note 2.  Significant Accounting Policies

Basis of Presentation

Our unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information and the rules and regulations of the Securities and Exchange Commission. In management’s opinion, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended August 31, 2007. Results of operations for the three months and six months ended February 29, 2008 and February 28, 2007, are not necessarily indicative of the operating results for the full accounting year or any future period.

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

At February 29, 2008, inventory consisted of the following:

Biomass (Scallops):

$ 2,149,310

Reclassifications

Certain 2007 amounts have been reclassified to conform to 2008 presentation.

Note 3.  Property, Plant and Equipment

Property, plant and equipment at February 29, 2008, consisted of the following:

	Cost	Accumulated Amortization	Net Book Value

Land	$257,458	$-	$257,458
Buildings	1,214,291	(297,362)	916,929
Seawater piping and tanks	697,616	(351,728)	345,888
Boats and barge	625,252	(180,794)	444,458
Field equipment	3,002,577	(1,322,362)	1,680,215
Office equipment	26,008	(15,628)	10,380
Vehicles	108,302	(46,986)	61,316
Computer equipment	42,408	(20,464)	21,944
	$5,973,912	$(2,235,324)	$3,738,588

Depreciation expenses for the six months ended February 29, 2008 and February 28, 2007 was $286,956 and $147,017, respectively.

Note 4.  Related Party Transactions

We have four secured notes receivable from RKS Laboratories, Inc., a Vancouver research and development company that is working towards developing superior strains of scallops with beneficial traits such as higher meat yield and rapid growth.  Robert Saunders, our President and CEO, owns 100% of RKS.  The first  non-interest bearing notes in the combined amount of $79,885, which are secured by all assets of RKS, were originally due on or before various dates between June 15, 2007 and May 31, 2008, but were recently extended to August 31, 2008.  The second non-interest bearing note in the amount of $9,275, which is also secured by all assets of RKS, is due on or before August 31, 2008.  The third non-interest bearing note in the amount of $5,795, which is also secured by all assets of RKS, is due on or before November 30, 2008.  These amounts are included in assets as loans receivable.  The fourth non-interest bearing note in the amount of $21,192, which is also secured by all assets of RKS, is due on or before February 28, 2009.  These amounts are included in assets as loans receivable.

Note 5.  Investments in Tenures

Edgewater carries its Investment in Tenures at $4,087 at February 29, 2008.  This amount represents the carrying costs of certain shellfish tenures acquired by Island Scallops’ subsidiary, 377332 B.C. Ltd.  Shellfish tenures are government-granted rights allowing limited use of offshore waters for the purposes of cultivation of shellfish.  The granting of shellfish tenure rights are the responsibility of the Provincial (British Columbia) Government and not the Canadian Federal Government.  As such, the government assistance that we receive via loan agreement with various Federal Agencies has no effect on our ability to renew and/or modify these tenure agreements.  The tenure held by 377332 B.C. Ltd. has an expiration date of July 10, 2021.  Other shellfish tenures held by Edgewater and our subsidiaries have expiration dates ranging from 2021 to 2024.

These tenures are considered to have an indefinite useful life because renewal on expiration is anticipated, and are not subject to amortization.

Note 6.  Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities are balances outstanding related to credit cards held in the name of one of our shareholders totaling $46,351 at February 29, 2008.  We used these credit cards as a means of short term financing and incur interest charges on such unpaid balances.

Included in accounts payable and accrued liabilities at February 29, 2008, is an amount of $134,715 in respect to an agreement to purchase geoduck seed from us (for additional information see Note 10 – Contingent Liabilities).

Included in accounts payable and accrued liabilities at February 29, 2008, is an amount of $96,720 payments due and interest accrued in respect to the loan from the National Research Council of Canada Industrial Research Assistance Program (see Note 8 – Long Term Debt for additional information).

Note 7.  Short Term Debt

Included in short-term debt at February 29, 2008, are estimated royalties of $67,996 payable to a third party from whom the former sole shareholder of Island Scallops originally acquired the shares of Island Scallops.  The 1992 share purchase agreement (for Island Scallops) provided that the third party was to receive 3% of revenues from Island Scallops as earned, on a quarterly basis, throughout the period from December 1, 1992 to November 30, 2002.  The third party holds a first charge (or first lien) over our inventory (including broodstock) in the amount of $357,581 in support of its royalty entitlement.  The third party has not taken further action to enforce payment of the arrears liability.  To date, we have accrued the entire balance of $67,996 as a current liability and we plan to pay it with available funds in the near future.

Included in short-term notes payable at February 29, 2008, is an unsecured non-interest bearing demand loan from an individual with a face value of $50,252 and no specific terms of repayment.  However, the lender had informally requested that the loan be repaid in full by October 6, 2008.

Note 8.  Line of Credit

Included in line of credit at February 29, 2008 is a $51,083 bank line of credit for Island Scallops.  The interest rate on the line of credit is 7.5% as of February 29, 2008.  At February 28, 2009, the balance due is $33,497.

Note 9. Long Term Debt

These consolidated financial statements include a Western Diversification Program non-interest bearing loan to Island Scallops that requires repayment equal to 12% of gross revenues from our scallop sales, payable semi-annually, with no specified due date.  In September 2006, we entered into a Settlement Agreement with the Minister of Western Economic Diversification to amend the repayment terms of our non-interest bearing loan of $597,103 (to Island Scallops) with the Western Diversification Program. We agreed to repay the $170,981 due as of August 31, 2006, in accordance with a payment schedule beginning with a payment of $62,736 in September 2006 and continuing with monthly payments of roughly $9,840 until August 15, 2007.  The parties agreed that the remaining balance of the $426,122 shall be repaid via quarterly payments equal to the greater of $30,856 or 4% of the gross scallop sales starting in the quarter beginning on June 1, 2007 and each quarter thereafter until the balance is repaid.  Under the terms of this agreement, the first quarter payment was due on September 30, 2007.  At February 29, 2008, the balance due is $386,545, of which $143,032 is reflected in the current portion of long term debt and the remaining balance of $243,513 is reflected as long term debt.

These consolidated financial statements include Island Scallops’ unsecured loan from the National Research Council of Canada Industrial Research Assistance Program which requires quarterly payments commencing March 1, 2003 equal to 3% of gross revenues of Island Scallops until the earlier of full repayment or December 1, 2012.  The amount repayable is up to 150% of the original advance of $450,634, if repayment is before December 1, 2007.  If at December 1, 2012, Island Scallops has not earned sufficient revenues to be required to repay the original loan amount, the remaining portion of the loan is to be forgiven.  Amounts currently due at February 29, 2008, bear interest at a rate of 1% per month.  At February 29, 2008, Island Scallops is in arrears in respect to the payment of these amounts.  The National Council of Canada Industrial Research Assistance Program has requested payment of the $96,720 that they claim is owed under this loan agreement.  As such, at February 29, 2008, $96,720 is included in accounts payable and accrued liabilities and the remaining full principal balance of $331,030 is reflected in the current portion of long term debt. We are seeking to renegotiate the repayment terms.

These consolidated financial statements include Island Scallop’s mortgage loan repayable at $2,856 per month (currently interest only calculated at 10.5% per annum).  The loan is secured by a second charge on the real property of Island Scallops. At February 29, 2008, the principal due is $286,064.

Note 9.  Series C Preferred Stock Financing

We completed a private equity financing of $897,444 on November 5, 2007, with one accredited investor.  Net proceeds from the offering are approximately $801,000.  As part of this financing, the investor returned the Series J Warrant, Series D Warrant, Series E Warrant and Series F Warrant that they received as a result of our Series B financing completed on January 16, 2007.  Pursuant to the current financing, we issued 747,870 shares of our Series C Preferred Stock,  par value $0.001 per share and the investor also received one of each of the following warrants: (i) Series A Warrant, (ii) Series B Warrant, (iii) Series C Warrant, (iv) Series J Warrant, (v) Series D Warrant, (vi) Series E Warrant, and (vii) Series F Warrant, each to purchase a number of shares of common stock equal to fifty percent (50%) of the number of shares of common stock issuable upon conversion of the purchaser’s preferred stock, except for the Series J Warrants, which shall entitle the investor to purchase a number of shares of our Series C Preferred Stock equal to one hundred percent (100%) of the number of Series C Preferred Stock it received in the financing.  Each of the Warrants has a term of 5 years, except for the Series J Warrants, which have a term of 1 year.  Each share of the preferred stock is convertible into one fully paid and nonassessable share of our common stock at an initial conversion price of $1.20, subject to adjustment.  We are obligated to file a registration statement on or before December 5, 2007 providing for the resale of the shares of common stock issuable upon conversion of the preferred stock and the shares of common stock underlying the Warrants and underlying the preferred stock issuable upon exercise of the Warrants.  In connection with the financing, our management agreed not to sell any of our securities owned by them, their affiliates or anyone they have influence over until the registration statement has been effective for six months.    In connection with the financing, a deemed dividend was recorded for $163,386 based on the relative fair values of the preferred shares and warrants.

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

Note 10.  Contingent Liabilities

Our wholly owned subsidiary, Island Scallops, entered into an agreement in 1998 with two parties, under which Island Scallops was to produce and sell geoduck seed to the two parties. Island Scallops received advance payments from each of the two parties in the 2002 of approximately $64,140 and recognized related revenue of $43,705 in respect to seed delivered in the 2002 year. The balance of the deposits received (advance payments), net of sales, totaling $134,715, is included in accounts payable and accrued liabilities.

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

As of August 31, 2004, one of the two parties made claims that Island Scallops owed it an amount totaling $88,925.   This particular party believed that the agreement required Island Scallops to deliver the product in year one and did not allow Island Scallops to make up any shortfall with product produced in the following year. The balance included in accounts payable and accrued liabilities related to this party is $39,302.

Any additional liability to us, or any reduction of the currently recognized liability, in respect to these deposits will be recorded at the time a conclusion to this matter can be determined.

Neither we nor our wholly owned subsidiary maintain insurance covering the replacement of our inventory. Consequently, we are exposed to financial losses or failure as a result of this risk.

Note 11.  Stock-Compensation Expense

On October 31, 2007, we issued 25,000 shares of common stock to Pacific Crab Seafood Company, Inc. as part of the 100,000 shares of our common stock that our Board of Directors previously approved for the consulting and marketing services that they will provide to us.  The remaining 35,000 shares will be issued in equal monthly installments of 5,000 shares during the remaining term of the agreement.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 25,000 shares issued were valued at $1.28 per share, the closing bid of our common stock on the date of issue.  Therefore, total aggregate value of the transaction recognized by the company was $32,000. Going forward the cost of these shares will be expense at current market price as they are issued.

On November 30, we issued 5,000 shares of common stock to Pacific Crab Seafood Company, Inc. as part of the 100,000 shares of our common stock that our Board of Directors previously approved for the consulting and marketing services that they will provide to us.  The remaining 30,000 shares will be issued in equal monthly installments of 5,000 shares during the remaining term of the agreement.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 5,000 shares issued were valued at $1.25 per share, the closing bid of our common stock on the date of issue.  Therefore, total aggregate value of the transaction recognized by the company was $6,250. Going forward the cost of these shares will be expense at current market price as they are issued.

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

On January 1, 2008 we issued 5,000 shares of common stock to Pacific Crab Seafood Company, Inc. as part of the 100,000 shares of our common stock that our Board of Directors previously approved for the consulting and marketing services that they will provide to us.  The remaining 25,000 shares will be issued in equal monthly installments of 5,000 shares during the remaining term of the agreement.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 5,000 shares issued were valued at $1.35 per share, the closing bid of our common stock on the date of issue.  Therefore, total aggregate value of the transaction recognized by the company was $6,750. Going forward the cost of these shares will be expense at current market price as they are issued.

On February 1, 2008 we issued 5,000 shares of common stock to Pacific Crab Seafood Company, Inc. as part of the 100,000 shares of our common stock that our Board of Directors previously approved for the consulting and marketing services that they will provide to us.  The remaining 20,000 shares will be issued in equal monthly installments of 5,000 shares during the remaining term of the agreement.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 5,000 shares issued were valued at $0.98 per share, the closing bid of our common stock on the date of issue.  Therefore, total aggregate value of the transaction recognized by the company was $4,900. Going forward the cost of these shares will be expense at current market price as they are issued.

Stock Options

In August 2005, our Board of Directors approved the “Edgewater Foods International 2005 Equity Incentive Plan.” The Board of Directors reserved 5,000,000 shares of our common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants to Edgewater. As of February 29, 2008, our Board of Directors had authorized the issuance of 2,962,000 options to employees.

During the six months ended February 29, 2008 and February 28, 2007, $1,032,845 and $56,827 in stock option expenses were recognized respectively.  In subsequent periods through August 31, 2008, $748,037 in stock option expense will be recognized.

Stock option activity during the period ending February 29, 2008, was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 31, 2007	2,962,000	1.26
Granted	30,000	1.21
Exercised	--	--
Forfeited	--	--

Expired	--	--
Outstanding, February 29, 2008	2,992,000	$ 1.26
Exercisable, February 29, 2008	582,000	$ 1.45

At February 29, 2008, 300,000 of the exercisable options expire in May 2010, 62,000 of the exercisable options expire in August 2010 with the remaining balance of 220,000 having an expiration date of August 2015.

Warrant activity during the period ending February 29, 2008, was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, August 31, 2007	28,086,252	1.69
Granted	3,028,873	2.00
Exercised	--	--
Forfeited	--	--
Returned	(3,739,350)	1.78
Expired	(304,347)	--
Outstanding, February 29, 2008	27,071,428	$ 1.73
Exercisable, February 29, 2008	27,071,428	$ 1.73

Note 12.  Going Concern

Prior to the completion of our Preferred Stock Financing, working capital had been primarily financed with various forms of debt.  We have suffered operating losses since inception in our efforts to establish and execute our business strategy.  As of February 29, 2008, we had a cash balance of approximately $1,024,000.  Although management believes that we have adequate funds to maintain our business operations into the second half of our 2008 fiscal year and/or until we become cash flow positive, we continued to suffer operational losses in our first six months of our 2008 fiscal year. Until our operations are able to demonstrate and maintain positive cash flows, we may require additional working capital to fund our ongoing operations and execute our business strategy of expanding our operations.  In fact,   based on our current estimates of future sales and capital costs of expanding our farms in order to increase future crop yields, we will require additional financings and/or exercise of previously issued warrants to continue our current rate of expansion.  Based on these factors, there is substantial doubt about our ability to continue as a going concern.

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

Note 13.  Subsequent Events

On April 1, 2008, we engaged Consulting for Strategic Growth 1, Ltd. to provide investor relation/ media relations services.  The initial term of this agreement was for six months.  Pursuant to the consulting agreement, we are to pay CSG $4,250 per month for the term of the agreement.  As additional compensation, we agreed to issue CSG 25,000 restricted shares of our common stock. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 25,000 shares issued were valued at $0.95 per share, the closing bid of our common stock on the date of issue.  Therefore, total aggregate value of the transaction recognized by the company in 2008 was $23,750. Going forward the cost of these shares will be expense at current market price as they are issued.  We also issued CSG 30,000 warrants to purchase our common stock.  These warrants will be earned at a rate of 5,000 per month and will be issued as earned every 3 months.  These warrants will be exercisable for three years from date of issue and have a strike price of $1.20.

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

Overview

In the first and second quarter of our 2008 fiscal year, we continued the harvesting, processing and sale of our 2005 year class of scallops and continued sorting our 2006 scallop class and transferring our 2007 year-class scallops that were still maturing in our tenured growing sites and on-shore ponds, to larger grow-out nets on our farm sites.  We also began preparing for the spring spawning of our 2008 scallop year class.  We refer to the year-class of scallops based on when the scallops were spawned.  Generally, the harvest occurs approximately 22 to 24 months after spawning of the scallops.

During the first six months of our 2008 fiscal year, we also continued the new sales and marketing efforts that were begun in the later stages our 2007 fiscal year.  Traditionally, we have sold live scallops within the Pacific Northwest market, but our seafood sale and distribution consultants have begun to introduce new product lines of fresh meat and a new unique frozen on the half-shell product that is generating significant interest. We are currently in the process of expanding our live scallop distribution network into Hong Kong and the western United States.  During the first and second quarter of 2008, we were able to begin distribution into the Hong Kong market and expect these sales to increase in the upcoming quarters.  We are also in the process of introducing fresh scallop meat into high end restaurants in Toronto and Montreal and frozen on the half-shell product into the eastern United States and Canada.  In 2008, we expect our overall product mixture to consist of 40% live scallops, 30% fresh meat, 30% frozen on the half-shell and in 2009 and thereafter we plan to increase the proportion of  frozen on the half-shell to 50%, and the remainder of 30% live and 20% fresh.  However, this mixture may change if the market prefers one form of our product over another form.

Management believes that these new marketing efforts, coupled with the recently completed processing plant will continue yielding significant revenue increases for the rest of 2008 and continuing thereafter.  The completed processing plant supplies us with an improved processing facility and will provide us with several important advantages, including a significantly larger inventory holding and handling area and the ability to mitigate future weather related harvest delays to our sales.  We believe that this will lead to expedited sale processes in the upcoming months.  In addition, recent experience gained from harvesting and sorting scallops on the new longline systems should allow for greater future harvesting rates. Additionally, we plan on generating additional near term revenues via the sale of scallop and possibly other shellfish seed.  We are  also continuing our recent discussions with various First Nations1 groups about possible partnerships or joint ventures on potential farm sites on First Nation owned lands.  This will provide the company with additional growing areas for scallops and future joint venture revenues.

During the continued harvesting of our 2005, sorting of our 2006 scallops classes and transfer of our 2007 scallop classes, we were able to review our mortality rates and update our class size projections.  Based on this review, we expect to bring the remaining 2.6 million of our 2005 and 2006 year class scallops to market through the end of December 2008.  Originally, we believed that our 2006 spawning would yield between 5 and 10 million scallops at full maturity/harvest.  However, mortality rates were at the higher end of our projections due to the handling and sorting learning curve associated with the roll-out of our new longline and anchor system.  Additionally, problems associated with the timing of moving scallops to large nets (also known as “ocean timing”) and the density (i.e. number of scallops per net level) contributed to additional mortality problems.  We anticipate that survival rates for the future classes, starting with the 2007 scallop class, will significantly improve due to the addition of more lines and anchors, better spacing and sorting within each lantern net, experience gained from the sorting and farming of both the 2005 and 2006 year classes and lessons learned on ocean timing and scallop density during the handling of our 2006 scallop class. We are already noticing significant gains in animal survival rates and individual scallop size in the 2007 class as compared to the 2006 class at a similar point in its development.  As of our most recent review of our scallop inventory, we currently have 18-19 million scallops from our 2007 year class that should yield up to 12 million scallops; a full maturity/harvest. In addition, we held 5 million scallops (from the 2007 spawning) in our onshore ponds until this Spring and are currently planning to move these reserve scallops to ocean farms.  We expect that at least 2.5 million of these scallops will eventually reach harvest size.

As a result of a recent review of our business plan and sales and marketing efforts to date,

we currently plan to harvest and sell approximately 12 million full-size 2007 scallops over the 12 months ending December 2009.  In addition, we estimate that our 2008 year class will produce 24 million full-size scallops and our 2009 and 2010 year classes will result in the harvest and sale of approximately 34 million and 44 million scallops, respectively.  These classes will be harvested and sold in subsequent 12 month periods following the sales our 2007 year class.  Based on our current review of sales and marketing conditions, we believe our scallops will yield at least $1 of revenue per scallop.  We also plan on generating additional annual revenues via the sale of scallop and other shellfish seed in the upcoming years.  We also believe our current and newly planned First Nations joint venture partnership will begin producing significant new revenue as early as our 2009 fiscal year.  We anticipate formalizing our first joint venture with a first nations group as early as Spring/Summer of 2008.

______________________

1 First Nations commonly refers to the indigenous peoples in what is now Canada. There are currently over 600 recognized First Nations governments or bands in Canada, roughly half of which are in the provinces of Ontario and British Columbia.

If our mortality rates are better than our current projections, our yield and revenues from the 2005, 2006 and 2007 scallop class could be higher; conversely, if our mortality rates are worse than we anticipate our revenues for this period could be lower than we anticipate.  In addition, changes in the anticipated growth rates, projected harvesting cycles and large fluctuations in the price of scallops or the US-Canadian exchange rate could impact our current projections.  Furthermore, if we cannot achieve our estimated product mixture (live/fresh/frozen) than our average sales price per scallop will be lower.  Alternatively, if we are able to sell a large percentage of high yield product (live or frozen on the half shells) than our average price per scallop will be higher.

In fiscal year 2007, our cost of goods sold increased more rapidly than our overall revenues.  Part of this increase was attributable to extreme circumstances related to costs associated with handling problems for our 2004 ear-hang scallop class and initial operations in our improved processing plant.  In the first and second quarter of fiscal year 2008, this trend began to reverse (as many of the reasons for the increased costs of goods sold were unique to last the fiscal year) and our sales began increasing faster than our cost of goods sold.  We expect this trend to continue to improve throughout the 2008 fiscal year.  As such, we expect our margins to improve in future years.

Based on our current estimates of near-term sales and capital costs of expanding our farms to increase future crop yields, we will require additional financings and/or the exercise of previously issued warrants to continue our current rate of expansion.  If we are unable to raise additional capital either directly or through the exercise of warrants by current investors, we may have to scale back our expansion plans outlined herein.  We currently anticipate that we will need approximately $2.0 million over the next 14 months in order to continue our planned expansion activities.

Comparison of results for the three and six months ended February 29, 2008 to the three and six months ended February 28, 2007.

Revenues.  Revenues for the three months ended February 29, 2008, were approximately $366,000.  We had revenues of approximately $182,000 for the three months ended February 28, 2007.  This is an increase of approximately $184,000 or 101%.  Revenues for the six months ended February 29, 2008, were approximately $795,000 as compared to revenues of approximately $305,000 for the six months ended February 28, 2007.  This is an increase of approximately $490,000 or 161%.  The increase in our overall sales was a direct result of management’s new sales and marketing efforts coupled with our emphasis on infrastructure improvements and crop expansion.  Although some of this increase in sales can be attributed to the recent improvement in Canadian dollar exchange rate to the US dollar, sales in absolute Canadian dollars still improved by over 125% over the six month period.  As in the previous year, management continued its emphasis on the development and production of larger future crops.  Management believes that our emphasis on expansion of future crops coupled with the recently completed new processing facility and new marketing efforts will result in continued increases in revenue next quarter and continuing thereafter.

Gross loss. Gross loss for the three months ended February 29, 2008, was approximately $128,000, an increase of approximately $36,000 as compared to gross loss of roughly $92,000, for the three months ended February 28, 2007. For the six months ended February 29, 2008, gross loss was approximately $233,000.  Gross loss for the six months ended February 28, 2007, was roughly $160,000.  The increase in the amount of gross loss for first three and six months or our 2008 fiscal year (as compared the same periods to 2007) was mainly attributable to management’s continued focus on the expansion and development of larger scallop crops and larger scallop yields for future years.  We do not expect these problems to continue in future years.  Our cost of sales also increased due to higher processing plant and trucking costs as we began to establish a larger sales effort.  Despite the increase in overall cost of goods sold, we began reversing the trend wherein our cost of goods sold increases faster than our overall revenues.  In the three and six months ended February 29, 2008, our sales began increasing faster than our cost of goods sold.  We expect this trend to continue to improve throughout the 2008 fiscal year.  As such, we expect our margins to improve in future years.  We continued to focus resources on maintaining, developing and tending to our scallop crops and believe that we have already seen the initial benefits in increased sales of our own scallops and that we will continue to see additional benefits from our efforts in developing larger crops in the rest of 2008 and beyond.

General and administrative.  General and administrative expenses for the three months ended February 29, 2008, were approximately $761,000.  Our general and administrative expenses were approximately $245,000 for the three months ended February 28, 2007.  This is an increase of approximately $516,000 or 210%. The majority of this increase was directly attributable to stock compensation expense of approximately $12,000 and stock option expense of roughly $516,000.  For the six months ended February 29, 2008, general and administrative expenses were roughly $1,485,000 as compare to roughly $421,000 for the six months ended February 28, 2007.  This increase of roughly $1,064,000 was mainly the result of an increase of approximately $974,000 is stock compensation expense from the same period in our 2007 fiscal year.  Other general and administrative expenses for the three and six months ended February 29, 2008, were attributable to costs associated with establishing, building, and supporting our infrastructure and included various consulting costs, legal and accounting fees compensation paid as result of our recent financing and salaries.  We anticipate that these costs may slightly rise as we continue to expand our operations.  However, we believe that we now have the necessary general and administrative staff in place to maintain our expansion into scallop crops of 30 million and beyond.

Stock compensation expense.  During the three and six months ended February 29, 2008, we had stock compensation expense of approximately $12,000 and $50,000, respectively.  During the three and six months ended February 28, 2007, our Board of Directors did not authorize the issuance of shares of our restricted common stock for compensation.  As a result, we did not incur any stock compensation expense for the three and six months ended February 28, 2007.  We did not issue any new options during the three and six months ended February 29, 2008.  Due to options issued to employees, consultants and directors during 2007 and based upon the common stock trading price at the times of issuance, vesting schedules and FASB rules, we incurred stock option compensation expenses of approximately $516,000 and $1,033,000 during the three and six months ended February 29, 2008.

Other income (expense), net.  Interest income for the three months ended February 29, 2008, was approximately $3,000.  Interest expense for the three months ended February 28, 2007, was approximately $5,000.  Other expense for the three months ended February 29, 2008, was approximately $36,000 as opposed to other income of approximately $159,000 for the three months ended February 28, 2007. For the three months ended February 28, 2007, we recognized a gain of approximately $8,595,000 which was related to the change in the fair value of warrants issued to 10 institutional and accredited investors in conjunction with preferred stock financings on April 12, May 30, June 30, July 11, 2006, and January 16, 2007, and the market price of the common stock underlying such warrants.  As a result of reclassifying these warrant liabilities on February 21, 2007, no such gain or loss was recorded for the period ended February 29, 2008.

Interest income for the six months ended February 29, 2008, was approximately $7,000.  Interest expense for the six months ending February 28, 2007, was approximately $12,000.  Other income for the six months ended February 29, 2008, was approximately $28,000 as opposed to other income of approximately $161,000 for the six months ended February 28, 2007. For the six months ending February 28, 2007, we recognized a gain of approximately $5,827,000 which was related to the change in the fair value of warrants issued to 10 institutional and accredited investors in conjunction with preferred stock financings on April 12, May 30, June 30, July 11, 2006, and January 16, 2007, and the market price of the common stock underlying such warrants.  As a result of reclassifying these warrant liabilities on February 21, 2007, no such gain or loss was recorded for the period ended February 29, 2008.

As a result, other expense for the three months ended February 29, 2008, was approximately $33,000 as compared to other income of approximately $8,749,000 for the three months ended February 28, 2007.  For the six months ended February 29, 2008, other income was approximately $35,000 as compared to other income of approximately $5,976,000 for the six months ended February 28, 2007.

Net profit (loss).  As a result of the above, the net loss for three  and six months ended February 29, 2008 was approximately $1,015,000 and $1,871,000 as compared to a net profit of approximately $8,340,000 and $5,235,000 for the three and six months ended February 28, 2007.

Liquidity and Cash Resources.  At February 29, 2008, we had a cash balance of approximately $1,024,000. We originally expected to reach positive operating cash flow during the second half of our 2007 fiscal year, but slower than expected harvest rates and handling and harvesting problems resulted in lower than expected revenues.  As a result of recent processing improvements, experience gained in 2007 and new marketing efforts, we now expect to achieve operating positive cash flow as early as the end of our 2008 fiscal year.  During the six months ended February 29, 2008, we completed one private equity financing  resulted in net proceeds of approximately $800,000.  During the year ending August 31, 2007, we completed one private equity financing and had investors exercise various warrants that resulted in net proceeds of approximately $3,074,000.  During the year ending August 31, 2006, we relied on four private equity financings that resulted in net proceeds of approximately $5,140,000.  These 2006 and 2007 financings contain warrants which if fully exercised, could raise approximately an additional $49,350,000.  To date, exercises of these warrants resulted in net proceeds of approximately $1,200,000; accordingly, if all of the remaining warrants from the 2006 and 2007 financings are exercised, we could receive an additional $48,150,000.  The exercise of the warrants is, however, to a large extent dependent upon the price of our stock in the public market.  As a result, we cannot guarantee when any of the warrants will be exercised, if at all and, as a result, the proceeds from the exercise of the warrants may not be available to us should we require additional financing or ever.  Prior to the completion of the private equity financings in 2006, our initial expansion had been largely funded by a short term note with a maximum limit of approximately $1,451,000.  Previously, we have also relied on short term loans from certain shareholders to assist with our working capital needs and to meet short term cash requirements.  We used a portion of the 2006 private equity financing to repay these short term loans and as a result we were able to deploy the bulk of the proceeds from our financing toward our business strategy.  In addition to the foregoing, on January 10, 2008, our Board of Directors determined, based on due diligence concerns and because we were unable to negotiate what we believe to be appropriate terms, to terminate negotiations for the establishment of clam farming operations in Morocco.  We plan to use these funds to continue our planned expansion of scallop farming and processing infrastructure.  Based on our current estimates of future sales and capital costs of expanding our farms in order to increase future crop yields, we will require additional financings and/or exercise of previously issued warrants to continue our current rate of expansion.

ITEM 3.  CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and acting chief accounting officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of February 29, 2008. Based on this evaluation, our principal executive officer and our acting chief accounting officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States.

(b)

Changes in internal control over financial reporting

During the quarter ended February 29, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Unregistered Sales of Equity Securities

On December 31, 2007, we issued an aggregate of 236,632 shares of common stock to the investors of our 2006 and 2007 financings as payment of the semi-annual dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock, Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock and the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock.  The dividend shares were issued to these investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving any public offering.

On January 1, 2008 and February 1, 2008, we issued 5,000 shares of common stock to Pacific Crab Seafood Company, Inc. as part of the 100,000 shares of our common stock that our Board of Directors previously approved for the consulting and marketing services that they will provide to us.  The remaining 25,000 shares will be issued in equal monthly installments of 5,000 shares during the remaining term of the agreement.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

(b)

Not Applicable.

(c)

Not Applicable.

(d)

Not Applicable.

ITEM 3. Defaults upon Senior Securities

(a)

Not Applicable.

(b)

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2008 Annual Shareholder Meeting, which was held on January 10, 2008, 15,672,000 shares, representing 66.01% of our shareholders voted to re-elect our entire board of directors.    There were no votes against or withheld for any of the nominees, nor were there any broker non-votes or abstentions.

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

Date:  April 14, 2008

EDGEWATER FOODS INTERNATIONAL, INC.

By:  /s/  Robert Saunders

Robert Saunders,

Chief Executive Officer

By:   /s/  Michael Boswell

Michael Boswell,

Acting Chief Accounting Officer