Form 10QSB
period 2008-05-31
EDGEWATER FOODS INTERNATIONAL, INC.
filed 2008-07-15
CIK 1231339

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number

Edgewater Foods International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-3113571
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

US Representative Office
400 Professional Drive, Suite 310, Gaithersburg, Maryland 20878
(Address of principal executive offices (zip code))

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

As of July 15, 2008 there were 24,479,150 shares of Common Stock, par value $0.0001 outstanding, 7,773,998 shares of Series A Preferred Stock, par value is $.001, 207 shares of Series B Preferred Stock, par value is $.001, 747,870 shares of Series C Preferred Stock, par value is $.001 and 304,558 shares of Series D Preferred Stock, par value is $.001.

PART I – FINANCIAL INFORMATION

EDGEWATER FOODS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
MAY 31,2008
(unaudited)

2008
ASSETS

Current assets:
Cash	$252,899
Accounts receivable, net	95,800
Inventory	2,358,552
Other current assets	71,236

Total current assets	2,778,487

Property, plant and equipment, net	4,198,830

Loans receivable, related party	116,988

Investments in other assets	4,031

Total assets	$7,098,336

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short term debt	$117,626
Line of credit	78,403
Current portion of long term debt	453,537
Accounts payable and accrued liabilities	1,339,822

Total current liabilities	1,989,388

Long term debt, net current portion	522,373

Total liabilities	2,511,761

Stockholders' equity
Series A Preferred stock, par $0.001, 10,000,000	7,774
authorized, 7,773,998 issued and outstanding
Series B Preferred stock, par $0.001, 220	-
authorized, 207 issued and outstanding
Series C Preferred stock, par $0.001, 1,000,000	748
authorized, 747,870 issued and outstanding
Common stock, par $0.0001, 100,000,000 authorized,	2,403
24,029,332 issued and outstanding

Additional paid in capital	25,318,548
Accumulated deficit	(20,873,739)
Accumulated other comprehensive income (loss) -
foreign exchange adjustment	130,841

Total stockholders' equity	4,586,575

Total liabilities and stockholders' equity	$7,098,336

See accompanying notes to consolidated financial statements

EDGEWATER FOODS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MAY 31

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MAY 31,		MAY 31,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$264,942	$128,925	$1,059,907	$434,324
Cost of goods sold	489,081	187,382	1,517,352	653,150

Gross profit (loss)	(224,139)	(58,457)	(457,445)	(218,826)

Expenses:
General and administrative expenses	674,196	332,673	2,158,896	753,399
Salaries and benefits	98,130	78,040	286,622	238,650

Total operating expenses	(772,326)	(410,713)	(2,445,518)	(992,049)

Loss from operations	(996,465)	(469,170)	(2,902,963)	(1,210,875)

Other income (expense):
Interest (expense), net	(6,762)	(2,499)	(63)	(14,135)
Change in fair value of warrants	-	-	-	5,826,630
Other income (expense)	(59,763)	6,984	31,453	168,241

Total other income (expense), net	(66,525)	4,485	31,390	5,980,736

Net income (loss)	(1,062,990)	(464,685)	(2,871,573)	4,769,861

Dividend on preferred stock	-	-	(310,476)	(234,497)

Deemed dividend for beneficial
conversion feature	-	-	(163,386)	-

Net income (loss) applicable to
common shareholders	(1,062,990)	(464,685)	(3,345,435)	4,535,364

Foreign currency translation	(61,950)	218,058	236,385	127,295

Accumulated other comprehensive
income (loss)	$(1,124,940)	$(246,627)	$(3,109,050)	$4,662,659

Net income (loss) per share
Basic and diluted	$(0.04)	$(0.02)	$(0.14)	$0.21

Weighted average shares outstanding
Basic and diluted	24,014,607	22,703,407	23,880,083	21,634,417

See accompanying notes consolidated to financial statements

EDGEWATER FOODS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MAY 31, 2008 and 2007

	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net income (loss)	$(2,871,573)	$4,769,861

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	429,437	249,560
Changes in fair value of warrants	-	(5,826,630)
Stock option expense	1,486,352	228,353
Common stock issued for services	87,151	-
Gain on disposal of debt	-	(158,728)

Changes in current assets and liabilities:
Accounts receivable	(22,377)	16,376
Prepaid expenses	-	-
Other current assets	(9,994)	(3,985)
Loan receivable	(34,728)	(49,828)
Inventory	(531,039)	(453,931)
Accounts payable	618,529	60,582

Net cash used in operating activities	(848,242)	(1,168,370)

Cash flows from investing activities:

Purchase of property, plant and equipment	(1,460,178)	(1,196,055)

Net cash used in investing activities	(1,460,178)	(1,196,055)

Cash flows from financing activities:

Net proceeds from line of credit	77,798	-
Proceeds from short term debt	-	3,175
Payment of short term debt	(827)	(193,405)
Proceeds from long term debt	30,000	233,106
Payment of long term debt	(110,414)	(185,694)
Common stock issued for cash	-	1,083,239
Preferred stock issued for cash	800,648	1,970,701

Net cash provided by financing activities	797,205	2,911,122

Foreign currency translation effect	107,246	79,747

Net increase (decrease) in cash	(1,403,969)	626,444

Cash, beginning of period	1,656,868	1,816,742

Cash, end of period	$ 252,899	$2,443,186

Supplemental disclosure of cash flow information

Net cash paid
Interest	$ -	$25,000
Income taxes	$ -	$-

Supplemental disclosure of non-cash flow information

Issuance of stock for dividends	$ 310,476	$234,497

Warrant liability incurred in connection with financing	$ -	$4,116,739

Reclassification of warrant liability	$ -	$(20,449,559)

See accompanying notes consolidated to financial statements

EDGEWATER FOODS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation, Organization and Nature of Operations

Edgewater Foods International Inc., a Nevada Corporation, is the parent company of Island Scallops Ltd., a Vancouver Island aquaculture company. Island Scallops was established in 1989 and for over 18 years has successfully operated a scallop farming and marine hatchery business. Island Scallops is dedicated to the farming, processing and marketing of high quality, high value marine species: scallops and sablefish.

Note 2.  Significant Accounting Policies

Basis of Presentation

Our unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information and the rules and regulations of the Securities and Exchange Commission. In management’s opinion, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended August 31, 2007. Results of operations for the three months and nine months ended May 31, 2008 and May 31, 2007, are not necessarily indicative of the operating results for the full accounting year or any future period.

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

At May 31, 2008, inventory consisted of the following:

Biomass (Scallops):                $ 2,358,552

Reclassifications

Certain 2007 amounts have been reclassified to conform to 2008 presentation.

Note 3.  Property, Plant and Equipment

Property, plant and equipment at May 31, 2008, consisted of the following:
	Cost	Accumulated Amortization	Net Book Value

Land	$253,955	$-	$253,955
Buildings	1,224,551	(304,072)	920,479
Seawater piping and tanks	688,214	(355,560)	332,654
Boats and barge	663,537	(186,827)	476,710
Field equipment	3,528,574	(1,416,671)	2,111,903
Office equipment	26,120	(15,720)	10,400
Vehicles	107,837	(49,710)	58,127
Computer equipment	57,340	(22,738)	34,602
	$6,550,128	$(2,351,298)	$4,198,830

Depreciation expenses for the nine months ended May 31, 2008 and May 31, 2007 was $429,437 and $249,560, respectively.

Note 4.  Related Party Transactions

We have five secured notes receivable from RKS Laboratories, Inc., a Vancouver research and development company that is working towards developing superior strains of scallops with beneficial traits such as higher meat yield and rapid growth.  Robert Saunders, our President and CEO, owns 100% of RKS.  The first  non-interest bearing notes in the combined amount of $78,797, which are secured by all assets of RKS, were originally due on or before various dates between June 15, 2007 and May 31, 2008, but were recently extended to August 31, 2008.  The second non-interest bearing note in the amount of $9,150, which is also secured by all assets of RKS, is due on or before August 31, 2008.  The third non-interest bearing note in the amount of $5,716, which is also secured by all assets of RKS, is due on or before November 30, 2008.  These amounts are included in assets as loans receivable.  The fourth non-interest bearing note in the amount of $20,904, which is also secured by all assets of RKS, is due on or before February 28, 2009.  The fifth non-interest bearing note in the amount of $2,421, which is also secured by all assets of RKS, is due on or before May 31, 2009.  These amounts are included in assets as loans receivable.

Note 5.  Investments in Tenures

Edgewater carries its Investment in Tenures at $4,031 at May 31, 2008.  This amount represents the carrying costs of certain shellfish tenures acquired by Island Scallops’ subsidiary, 377332 B.C. Ltd.  Shellfish tenures are government-granted rights allowing limited use of offshore waters for the purposes of cultivation of shellfish.  The granting of shellfish tenure rights are the responsibility of the Provincial (British Columbia) Government and not the Canadian Federal Government.  As such, the government assistance that we receive via loan agreement with various Federal Agencies has no effect on our ability to renew and/or modify these tenure agreements.  The tenure held by 377332 B.C. Ltd. has an expiration date of July 10, 2021.  Other shellfish tenures held by Edgewater and our subsidiaries have expiration dates ranging from 2021 to 2024.

These tenures are considered to have an indefinite useful life because renewal on expiration is anticipated, and are not subject to amortization.

Note 6.  Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities are balances outstanding related to credit cards held in the name of one of our shareholders totaling $55,434 at May 31, 2008.  We used these credit cards as a means of short term financing and incur interest charges on such unpaid balances.

Included in accounts payable and accrued liabilities at May 31, 2008, is an amount of $132,882 in respect to an agreement to purchase geoduck seed from us (for additional information see Note 11 – Contingent Liabilities).

Included in accounts payable and accrued liabilities at May 31, 2008, is $99,401 of principal due and interest accrued in respect to the loan from the National Research Council of Canada Industrial Research Assistance Program (see Note 9 – Long Term Debt for additional information).

Note 7.  Short Term Debt

Included in short-term debt at May 31, 2008, are estimated royalties of $67,071 payable to a third party from whom the former sole shareholder of Island Scallops originally acquired the shares of Island Scallops.  The 1992 share purchase agreement (for Island Scallops) provided that the third party was to receive 3% of revenues from Island Scallops as earned, on a quarterly basis, throughout the period from December 1, 1992 to November 30, 2002.  The third party holds a first charge (or first lien) over our inventory (including broodstock) in the amount of $352,716 in support of its royalty entitlement.  The third party has not taken further action to enforce payment of the arrears liability.  To date, we have accrued the entire balance of $67,071 as a current liability and we plan to pay it with available funds in the near future.

Included in short-term notes payable at May 31, 2008, is an unsecured non-interest bearing demand loan payable to an individual with a face value of $50,555 and no specific terms of repayment.  However, the lender had informally requested that the loan be repaid in full by October 6, 2008.

Note 8.  Line of Credit

Included in line of credit at May 31, 2008 are two bank lines of credit.  The first line is a $75,582 bank line of credit for Island Scallops.  The interest rate on the line of credit is 7.5% as of May 31, 2008.  At May 31, 2008, the balance due is $73,364. The second line is a $5,039 bank line of credit for Island Scallops.  The interest rate on the line of credit is 6.5% as of May 31, 2008.  At May 31, 2008, the balance due is $5,039.

Note 9.  Long Term Debt

These consolidated financial statements include a Western Diversification Program non-interest bearing loan to Island Scallops that requires repayment equal to 12% of gross revenues from our scallop sales, payable semi-annually, with no specified due date.  In September 2006, we entered into a Settlement Agreement with the Minister of Western Economic Diversification to amend the repayment terms of our non-interest bearing loan of $597,103 (to Island Scallops) with the Western Diversification Program. We agreed to repay the $170,981 due as of August 31, 2006, in accordance with a payment schedule beginning with a payment of $62,736 in September 2006 and continuing with monthly payments of roughly $9,840 until August 15, 2007.  The parties agreed that the remaining balance of the $426,122 shall be repaid via quarterly payments equal to the greater of $30,856 or 4% of the gross scallop sales starting in the quarter beginning on June 1, 2007 and each quarter thereafter until the balance is repaid.  Under the terms of this agreement, the first quarter payment was due on September 30, 2007.  At May 31, 2008, the balance due is $381,286, of which $141,086 is reflected in the current portion of long term debt and the remaining balance of $240,200 is reflected as long term debt.  In June of 2008, the Western Diversification Program agreed to allow Island Scallops to suspend repayment until October 2008 and modify the terms thereafter (see Note 14 – Subsequent Events for additional information).

These consolidated financial statements include Island Scallops’ unsecured loan from the National Research Council of Canada Industrial Research Assistance Program which requires quarterly payments commencing March 1, 2003 equal to 3% of gross revenues of Island Scallops until the earlier of full repayment or December 1, 2012.  The amount repayable is up to 150% of the original advance of $444,503, if repayment is before December 1, 2007.  If at December 1, 2012, Island Scallops has not earned sufficient revenues to be required to repay the original loan amount, the remaining portion of the loan is to be forgiven.  Amounts currently due at May 31, 2008, bear interest at a rate of 1% per month.  At May 31, 2008, Island Scallops is in arrears in respect to the payment of these amounts.  The National Council of Canada Industrial Research Assistance Program has requested payment of the $99,401 that they claim is owed under this loan agreement.  As such, at May 31, 2008, $99,401 is included in accounts payable and accrued liabilities and the remaining full principal balance of $312,451 is reflected in the current portion of long term debt. We are seeking to renegotiate the repayment terms.

These consolidated financial statements include Island Scallop’s mortgage loan repayable at $2,802 per month (currently interest only calculated at 10.5% per annum).  The loan is secured by a second charge on the real property of Island Scallops. At May 31, 2008, the principal due is $282,173.

Note 10.  Series C Preferred Stock Financing

We completed a private equity financing of $897,444 on November 5, 2007, with one accredited investor.  Net proceeds from the offering are approximately $801,000.  As part of this financing, the investor returned the Series J Warrant, Series D Warrant, Series E Warrant and Series F Warrant that they received as a result of our Series B financing completed on January 16, 2007.  Pursuant to this financing, we issued 747,870 shares of our Series C Preferred Stock,  par value $0.001 per share and the investor also received one of each of the following warrants: (i) Series A Warrant, (ii) Series B Warrant, (iii) Series C Warrant, (iv) Series J Warrant, (v) Series D Warrant, (vi) Series E Warrant, and (vii) Series F Warrant, each to purchase a number of shares of common stock equal to fifty percent (50%) of the number of shares of common stock issuable upon conversion of the purchaser’s preferred stock, except for the Series J Warrants, which shall entitle the investor to purchase a number of shares of our Series C Preferred Stock equal to one hundred percent (100%) of the number of Series C Preferred Stock it received in the financing.  Each of the Warrants has a term of 5 years, except for the Series J Warrants, which have a term of 1 year.  Each share of the preferred stock is convertible into one fully paid and nonassessable share of our common stock at an initial conversion price of $1.20, subject to adjustment.  We are obligated to file a registration statement on or before December 5, 2007 providing for the resale of the shares of common stock issuable upon conversion of the preferred stock and the shares of common stock underlying the Warrants and underlying the preferred stock issuable upon exercise of the Warrants.  In connection with the financing, our management agreed not to sell any of our securities owned by them, their affiliates or anyone they have influence over until the registration statement has been effective for nine months.    In connection with the financing, a deemed dividend was recorded for $163,386 based on the relative fair values of the preferred shares and warrants.

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

Note 11.  Contingent Liabilities

Our wholly owned subsidiary, Island Scallops, entered into an agreement in 1998 with two parties, under which Island Scallops was to produce and sell geoduck seed to the two parties. Island Scallops received advance payments from each of the two parties in 2002 of approximately $64,140 and recognized related revenue of $43,705 in respect to seed delivered in 2002. The balance of the deposits received (advance payments), net of sales, totaling $132,882, is included in accounts payable and accrued liabilities.

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

As of August 31, 2004, one of the two parties made claims that Island Scallops owed it an amount totaling $88,925.   This particular party believed that the agreement required Island Scallops to deliver the product in year one and did not allow Island Scallops to make up any shortfall with product produced in the following year. The balance included in accounts payable and accrued liabilities related to this party is $38,767.

Any additional liability to us, or any reduction of the currently recognized liability, in respect to these deposits will be recorded at the time a conclusion to this matter can be determined.

Neither we nor our wholly owned subsidiary maintain insurance covering the replacement of our inventory. Consequently, we are exposed to financial losses or failure as a result of this risk.

Note 12.  Stock-Compensation Expense

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

On November 30, 2007 we issued 5,000 shares of common stock to Pacific Crab Seafood Company, Inc. as part of the 100,000 shares of our common stock that our Board of Directors previously approved for the consulting and marketing services that they will provide to us.  The remaining 30,000 shares will be issued in equal monthly installments of 5,000 shares during the remaining term of the agreement.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 5,000 shares issued were valued at $1.25 per share, the closing bid of our common stock on the date of issue.  Therefore, total aggregate value of the transaction recognized by the company was $6,250. Going forward the cost of these shares will be expense at current market price as they are issued.

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

On December 31, 2007, we issued 45,999 shares of common stock to the investors of our January 16, 2007 financing as payment of the semi-annual dividend (6% per annum) per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock (see Note 9 – Series B Preferred Shares Financing for additional information on the Series B Convertible Preferred Stock).  The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $63,000 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On December 31, 2007, we issued 17,883 shares of common stock to the investors of our November 5, 2007 financing as payment of the semi-annual dividend (6% per annum) per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock (see Note 9 – Series B Preferred Shares Financing for additional information on the Series C Convertible Preferred Stock).  The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount (approximately $897,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $24,000 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

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

On March 4, 2008 we issued 5,000 shares of common stock to Pacific Crab Seafood Company, Inc. as part of the 100,000 shares of our common stock that our Board of Directors previously approved for the consulting and marketing services that they will provide to us.  The remaining 15,000 shares will be issued in equal monthly installments of 5,000 shares during the remaining term of the agreement.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 5,000 shares issued were valued at $0.95 per share, the closing bid of our common stock on the date of issue.  Therefore, total aggregate value of the transaction recognized by the company was $4,750. Going forward the cost of these shares will be expense at current market price as they are issued.

On April 1, 2008, we issued 5,000 shares of common stock to Pacific Crab Seafood Company, Inc. as part of the 100,000 shares of our common stock that our Board of Directors previously approved for the consulting and marketing services that they will provide to us.  The remaining 10,000 shares will be issued in equal monthly installments of 5,000 shares during the remaining term of the agreement.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 5,000 shares issued were valued at $0.95 per share, the closing bid of our common stock on the date of issue.  Therefore, total aggregate value of the transaction recognized by the company was $4,750. Going forward the cost of these shares will be expense at current market price as they are issued.

On April 1, 2008, we issued 25,000 shares of common stock to Consulting for Strategic Growth, Inc. as part of the 25,000 shares of our common stock that our Board of Directors previously approved for the consulting and investor relations services that they will provide to us.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 25,000 shares issued were valued at $0.95 per share, the closing bid of our common stock on the date of issue.  Therefore, total aggregate value of the transaction recognized by the company was $23,750. Going forward the cost of these shares will be expense at current market price as they are issued.

On May 19, 2008, we issued 5,000 shares of common stock to Pacific Crab Seafood Company, Inc. as part of the 100,000 shares of our common stock that our Board of Directors previously approved for the consulting and marketing services that they will provide to us.  The remaining 5,000 shares will be issued in equal monthly installments of 5,000 shares during the remaining term of the agreement.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 5,000 shares issued were valued at $0.80 per share, the closing bid of our common stock on the date of issue.  Therefore, total aggregate value of the transaction recognized by the company was $4,000. Going forward the cost of these shares will be expense at current market price as they are issued.

Stock Options

In August 2005, our Board of Directors approved the “Edgewater Foods International 2005 Equity Incentive Plan.” The Board of Directors reserved 5,000,000 shares of our common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants to Edgewater. As of May 31, 2008, our Board of Directors had authorized the issuance of 2,962,000 options to employees.

During the nine months ended May 31, 2008 and May 31, 2007, $1,486,352 and $228,353 in stock option expenses were recognized respectively.  In the subsequent period through August 31, 2008, $294,530 in stock option expense will be recognized.  An additional, $6,789 will be recognized in the three month period ending November 30, 2009.

Stock option activity during the period ending May 31, 2008, was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 31, 2007	2,962,000	1.26
Granted	30,000	1.21
Exercised	--	--
Forfeited	(400,000)	1.50
Expired	--	--
Outstanding, May 31, 2008	2,592,000	$1.23
Exercisable, May 31, 2008	472,000	$1.36

At May 31, 2008, 300,000 of the exercisable options expire in May 2010, 62,000 of the exercisable options expire in August 2010 with the remaining balance of 220,000 having an expiration date of August 2015.

Warrant activity during the period ending May 31, 2008, was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, August 31, 2007	28,086,252	1.69
Granted	3,028,873	2.00
Exercised	--	--
Forfeited	--	--
Returned	(3,739,350)	1.78
Expired	(304,347)	--
Outstanding, May 31, 2008	27,071,428	$1.73
Exercisable, May 31, 2008	27,071,428	$1.73

At May 31, 2008, if all options and warrants were exercised and all shares of preferred stock were converted, the company would have 64,014,715 shares of common stock outstanding.

Note 13.  Going Concern

Prior to the completion of our initial Preferred Stock Financing, working capital had been primarily financed with various forms of debt.  We have suffered operating losses since inception in our efforts to establish and execute our business strategy.  As of May 31, 2008, we had a cash balance of approximately $253,000.  After the completion of the recent Series D preferred financing (see Note 13 – Subsequent Events for additional information), management believes that we have adequate funds to maintain our business operations into our 2009 fiscal year and/or until we become cash flow positive, but we continued to suffer operational losses in the first nine months of our 2008 fiscal year. Until our operations are able to demonstrate and maintain positive cash flows, we may require additional working capital to fund our ongoing operations and execute our business strategy of expanding our operations.  In fact,   based on our current estimates of future sales and capital costs of expanding our farms in order to increase future crop yields, we will require additional financings to continue our current rate of expansion.  Based on these factors, there is substantial doubt about our ability to continue as a going concern.

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

Note 14.  Subsequent Events

On May 29, 2008, we signed a Series D Convertible Preferred Stock Purchase Agreement with one accredited investor whereby such investor was committed, subject to the satisfaction of certain closing conditions, to purchase $1,500,000 of our Series D Preferred Shares.  Pursuant to the Purchase Agreement, this investor is also committed to investing an additional $500,000 no later than 90 days from the initial closing date provided that we have hired a chief operating officer acceptable to such investor.  Pursuant to the Purchase Agreement, additional investments of up to an aggregate of $2,000,000 of Series D Preferred Shares may be made in subsequent closings to be completed no later than June 30, 2008.  As part of this financing, we also entered into an Exchange Agreement with the investor and certain other holders of our outstanding warrants, whereby the Series J Warrant that the investor received pursuant to the financing we closed on November 5, 2007, as disclosed in the Form 8-K filed on November 7, 2007, will be cancelled, and the investor and certain other holders of our outstanding warrants shall return to us warrants to purchase an aggregate of 24,941,605 shares of our common stock, which the investor and such other warrant holders received pursuant to the financings we closed on: (i) April 12, 2006, as disclosed in our Form 8-K filed on April 14, 2007; (ii) May 30, 2006, as disclosed in our Form 8-K filed on May 30, 2006; and (iii) November 5, 2007, as disclosed in our Form 8-K filed on November 7, 2007, in exchange for an aggregate of 267,059 Series D Preferred Shares. The net proceeds from the financing are to be used for supplies, processing plant upgrades, working capital and general corporate purposes.  All of the closing conditions were satisfied and accordingly we completed the private equity financing and received net proceeds of approximately $1.46 million on June 11, 2008.

Pursuant to the financing, we filed a Certificate of Designation of the Relative Rights and Preferences of our Series D Convertible Preferred Stock on May 29, 2008.  The Certificate of Designation designates 380,000 shares of our authorized preferred stock as Series D Convertible Preferred Stock, which ranks junior to our Series A, Series B and Series C Convertible Preferred Stock, but senior to our common stock.  Except with respect to specified transactions that may affect the rights, preferences, privileges or voting power of the Series D Preferred Shares and except as otherwise required by Nevada law, the Series D Preferred Shares have no voting rights.  At any time on or after the issuance date, the holder of any Series D Preferred Shares may, at the holder's option, elect to convert all or any portion of the Series D Preferred Shares held by such person into a number of fully paid and nonassessable shares of common stock equal to the quotient of (i) the stated value ($40.00 per share) of the Series D Preferred Shares being converted divided by (ii) the conversion price, which initially is $0.80 per share, subject to certain adjustments.  In the event of our liquidation, dissolution or winding up, the holders shall receive a liquidation preference equal to 120% of the stated value per Series D Preferred Share.

In June of 2008, the Western Diversification Program agreed to allow Island Scallops to suspend repayment of the roughly $381,000 loan until October 2008.  Starting in October 2008, Island Scallops will begin repaying the loan at a rate of $10,078 per month for five months.   Once Island Scallops has completed these five months of loan payments are completed, the Western Diversification Program has  agreed to base quarterly repayments on 3% of the gross scallop sales (as opposed to the originally agreed upon 4%).

On June 20, 2008, we issued the final 5,000 share installment of common stock to Pacific Crab Seafood Company, Inc. as part of the 100,000 shares of our common stock that our Board of Directors previously approved for the consulting and marketing services that they will provide to us.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 5,000 shares issued were valued at $0.80 per share, the closing bid of our common stock on the date of issue.  Therefore, total aggregate value of the transaction recognized by the company was $4,000. Going forward the cost of these shares will be expense at current market price as they are issued.

On June 30, 2008, we issued 322,228 shares of common stock to the investors of our April 12, May 30, June 30 and July 11, 2006 financings as payment of the semi-annual dividend (8% per annum) per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. The number of shares issued was based on the dividend payment at a rate of 8% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000 for the April 12 financing, $1,500,000 for the May 30 financing, $1,550,000 for the June 30 financing and $1,450,000 for the July 11 financing) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $231,000 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On June 30, 2008, we issued 85,515 shares of common stock to the investors of our January 16, 2007 financing as payment of the semi-annual dividend (6% per annum) per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock (see Note 9 – Series B Preferred Shares Financing for additional information on the Series B Convertible Preferred Stock).  The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $62,000 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On June 30, 2008, we issued 37,075 shares of common stock to the investors of our November 5, 2007 financing as payment of the semi-annual dividend (6% per annum) per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock (see Note 9 – Series B Preferred Shares Financing for additional information on the Series C Convertible Preferred Stock).  The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount (approximately $897,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $27,000 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

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

Overview

In the nine months of our 2008 fiscal year, we continued the harvesting, processing and sale of our 2005 year class of scallops and continued sorting our 2006 scallop class and transferring our 2007 year-class scallops, which were still maturing in our tenured growing sites and on-shore ponds, to larger grow-out nets on our farm sites.  We also started spawning (and grow-out in our on-shore nursery ponds) of our 2008 scallop year class.  We refer to the year-class of scallops based on when the scallops were spawned.  Generally, the harvest occurs approximately 22 to 24 months after spawning of the scallops.

During the first nine months of our 2008 fiscal year, we also continued the new sales and marketing efforts that were begun in the later stages our 2007 fiscal year.  Traditionally, we have sold live scallops within the Pacific Northwest market, but our seafood sale and distribution consultants have begun to introduce new product lines of fresh meat and a new unique frozen on the half-shell product that is generating significant interest. We are currently in the process of expanding our live scallop distribution network into Hong Kong and the western United States.  During the first three quarters of 2008, we were able to begin distribution into the Hong Kong market and expect these sales to increase in the upcoming quarters.  We are also in the process of introducing fresh scallop meat into high end restaurants in Toronto and Montreal and frozen on the half-shell product into the eastern United States, Canada and Europe.  In 2008, we expect our overall product mixture to consist of 40% live scallops, 30% fresh meat, 30% frozen on the half-shell. This mixture may change if the market prefers one form of our product over another form.    We had originally planned, beginning in 2009, to increase the proportion of frozen on the half-shell to 50%, with the remainder of our product allocated 30% to live and 20% to fresh.  However, based on a recently completed “top-down” review of operations and initial direct live sales into the western United States, we may increase the percentage of live product sold because we believe that may enable us to increase gross margins.  To fully capitalize on the live scallop market, management is currently investigating the development of live tanks for holding, display and direct transportation.  We plan to fund the development of this live tank system via either additional private fundings or from increasing cash flow.

Management believes that these new marketing efforts, coupled with the recently completed processing plant will continue yielding significant revenue increases for the rest of 2008 and continuing thereafter.  The completed processing plant supplies us with an improved processing facility and will provide us with several important advantages, including a significantly larger inventory holding and handling area and the ability to mitigate future weather related harvest delays to our sales.  We believe that this will lead to expedited sale processes in the upcoming months.  In addition, recent experience gained from harvesting and sorting scallops on the new longline systems should allow for greater future harvesting rates. Also, as a result of the recently completed operational review, we have indentified areas where we can streamline operations while continuing to grow our revenues.  Additionally, we plan on generating additional near term revenues via the sale of scallop and possibly other shellfish seed.  We are also moving forward with our continuing discussions with various First Nations1 groups about possible partnerships or joint ventures on potential farm sites on First Nation owned lands.  This will provide the company with additional growing areas for scallops and future joint venture revenues.

In May 2008, we started the expansion of our Bowser farm (or scallop growing area).  We installed thirteen new “triple” lines that will have the capacity to handle up to 135,000 scallops per line.  In the coming months, we will continue to outfit these new 300 meter lines with the necessary floats and netting required for scallop farming.

During the continued harvesting of our 2005, sorting of our 2006 scallops classes and transfer of our 2007 scallop classes, we were able to review our mortality rates and update our class size projections.  Based on this review and recent sales, we expect to bring the remaining 2.3 million of our 2005 and 2006 year class scallops to market through the end of December 2008 and possibly into the beginning of 2009.  Originally, we believed that our 2006 spawning would yield between 5 and 10 million scallops at full maturity/harvest.  However, mortality rates were at the higher end of our projections due to the handling and sorting learning curve associated with the roll-out of our new longline and anchor system.  Additionally, problems associated with the timing of moving scallops to large nets (also known as “ocean timing”) and the density (i.e. number of scallops per net level) contributed to additional mortality problems.  We anticipate that survival rates for the future classes, starting with the 2007 scallop class, will significantly improve due to the addition of more lines and anchors, better spacing and sorting within each lantern net, experience gained from the sorting and farming of both the 2005 and 2006 year classes and lessons learned on ocean timing and scallop density during the handling of our 2006 scallop class. We are already noticing significant gains in animal survival rates and individual scallop size in the 2007 class as compared to the 2006 class at a similar point in its development.  As of our most recent review of our scallop inventory, we currently believe that our 2007 year class that should yield up to 12 million scallops at full maturity/harvest. We are also preparing to move the first part of the 2008

1 First Nations commonly refers to the indigenous peoples in what is now Canada. There are currently over 600 recognized First Nations governments or bands in Canada, roughly half of which are in the provinces of Ontario and British Columbia.

scallops class from our hatchery ponds and into the ocean farms.  We plan to conduct at least one additional hatchery spawn and continue to grow and move 2008 scallops from our nursery and into the ocean during the fourth quarter of 2008.

As a result of a recent review of our business plan and sales and marketing efforts to date, we currently plan to harvest and sell approximately 12 million full-size 2007 scallops over the 12 months ending December 2009.  In addition, we estimate that our 2008 year class will produce 24 million full-size scallops and our 2009 and 2010 year classes will result in the harvest and sale of approximately 34 million and 44 million scallops, respectively.  These classes will be harvested and sold in subsequent 12 month periods following the sales our 2007 year class.  Based on our current review of sales and marketing conditions, we believe our scallops will yield at least $1 of revenue per scallop.  The yield per scallop could increase significantly if we are able to sell a greater percentage of live scallops.  We also plan on generating additional annual revenues via the sale of scallop and other shellfish seed in the upcoming years.  We also believe our newly planned First Nations joint venture partnership will begin producing significant new revenue as early as our 2009 fiscal year; we anticipate formalizing a joint venture with a first nations group as early as the summer of 2008.

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

In fiscal year 2007, our cost of goods sold increased more rapidly than our overall revenues.  Part of this increase was attributable to extreme circumstances related to costs associated with handling problems for our 2004 ear-hang scallop class and initial operations in our improved processing plant.  In the first nine months of fiscal year 2008, this trend began to reverse (as many of the reasons for the increased costs of goods sold were unique to last the fiscal year) and our sales began increasing faster than our cost of goods sold.  As we continue to review and improve our operations, we expect this trend to continue to improve throughout the 2008 fiscal year.  As such, we expect our margins to improve in future years.

We recently completed a private placement that resulted in net proceeds of $1.46 million.  Based on our current estimates of near-term sales and capital costs of expanding our farms to increase future crop yields, we will require additional financings to continue our current rate of expansion.  If we are unable to raise additional capital, we may have to scale back our expansion plans outlined herein.  We currently anticipate that we will need approximately $1.0 million over the next 14 months in order to continue our planned expansion activities.

Comparison of results for the three and nine months ended May 31, 2008 to the three and nine months ended May 31, 2007.

Revenues.  Revenues for the three months ended May 31, 2008, were approximately $265,000.  We had revenues of approximately $129,000 for the three months ended May 31, 2007.  This is an increase of approximately $136,000 or 105%.  Revenues for the nine months ended May 31, 2008, were approximately $1,060,000 as compared to revenues of approximately $434,000 for the nine months ended May 31, 2007.  This is an increase of approximately $626,000 or 144%.  The increase in our overall sales was a direct result of management’s new sales and marketing efforts coupled with our emphasis on infrastructure improvements and crop expansion.  Although some of this increase in sales can be attributed to the recent improvement in Canadian dollar exchange rate to the US dollar, sales in absolute Canadian dollars still improved by over 110% over the nine month period.  As in the previous year, management continued its emphasis on the development and production of larger future crops.  Management believes that our emphasis on expansion of future crops coupled with the recently completed new processing facility and new marketing efforts will result in continued increases in revenue next quarter and continuing thereafter.

Gross loss. Gross loss for the three months ended May 31, 2008, was approximately $224,000, an increase of approximately $166,000 as compared to gross loss of roughly $58,000, for the three months ended May 31, 2007. For the nine months ended May 31, 2008, gross loss was approximately $457,000.  Gross loss for the nine months ended May 31, 2007, was roughly $219,000.  The increase in the amount of gross loss for first three and nine months ended May 31st (as compared the same periods to 2007) was mainly attributable to management’s continued focus on the both expansion and development of larger scallop crops and larger scallop yields for future years and increased marketing efforts.  We do not expect these problems to continue in future years.  Our cost of sales also increased due to higher processing plant and trucking costs as we attempted to establish a larger sales effort.  Additionally, almost 50% of the increase was directly attributable to management decision to significantly expand our marketing efforts in 2008.  Management believes that as we move forward, sales will rapidly increase while these costs only increase slightly.  If management is correct and our sales rapidly increase while costs of goods only increase slightly, we expect our margins to improve in future years.  We continued to focus resources on maintaining, developing and tending to our scallop crops and believe that we have already seen the initial benefits in increased sales of our own scallops and that we will continue to see additional benefits from our efforts in developing larger crops in the rest of 2008 and beyond.

General and administrative.  General and administrative expenses for the three months ended May 31, 2008, were approximately $772,000.  Our general and administrative expenses were approximately $411,000 for the three months ended May 31, 2007.  This is an increase of approximately $361,000 or 88%. The majority of this increase was directly attributable to stock compensation expense of approximately $37,000 and stock option expense of roughly $453,000.  For the nine months ended May 31, 2008, general and administrative expenses were roughly $2,446,000 as compared to roughly $992,000 for the nine months ended May 31, 2007.  This increase of roughly $1,454,000 was mainly the result of an increase of approximately $1,258,000 in stock option expense from the same period in our 2007 fiscal year.  To date, the company has already expense the majority of the stock option costs related to the 2,592,000 outstanding options.  As such, management expects general and administrative expenses to drop significantly in upcoming periods.  Other general and administrative expenses for the three and nine months ended May 31, 2008, were attributable to costs associated with establishing, building, and supporting our infrastructure and included various consulting costs, legal and accounting fees compensation paid as result of our recent financing and salaries.  We anticipate that these costs may slightly rise as we continue to expand our operations.  However, we believe that we now have the necessary general and administrative staff in place to maintain our expansion into scallop crops of 30 million and beyond.  In addition, if our stock option and stock compensation expenses return to previously level, our overall general and administrative expenses will significantly drop.

Stock compensation and stock option expense.  During the three and nine months ended May 31, 2008, we had stock compensation expense of approximately $37,000 and $87,000, respectively.  During the three and nine months ended May 31, 2007, our Board of Directors did not authorize the issuance of shares of our restricted common stock for compensation.  As a result, we did not incur any stock compensation expense for the three and nine months ended May 31, 2007.  We did not issue any new options during the three and nine months ended May 31, 2008.  Due to options issued to employees, consultants and directors during 2007 and based upon the common stock trading price at the times of issuance, vesting schedules and FASB rules, we incurred stock option compensation expenses of approximately $454,000 and $1,486,000 during the three and nine months ended May 31, 2008.

Other income (expense), net.  Interest expense for the three months ended May 31, 2008, was approximately $7,000.  Interest expense for the three months ended May 31, 2007, was approximately $2,500.  Other expense for the three months ended May, 2008, was approximately $60,000 as opposed to other income of approximately $7,000 for the three months ended May 31, 2007. Interest expense for the nine months ended May 31, 2008, was approximately $60.

Interest expense for the nine months ended May 31, 2007, was approximately $14,000.  Other income for the nine months ended May, 2008, was approximately $31,000 as opposed to other income of approximately $168,000 for the nine months ended May 31, 2007. This other income from the nine months ended May 31, 2007 was mainly as a result of a one-time gain related to the forgiveness of a third party short-term debt.  For the nine months ended May 31, 2007, we recognized a gain of approximately $5,827,000 which was related to the change in the fair value of warrants issued to 10 institutional and accredited investors in conjunction with preferred stock financings on April 12, May 30, June 30, July 11, 2006, and January 16, 2007, and the market price of the common stock underlying such warrants.  As a result of reclassifying these warrant liabilities on February 21, 2007, no such gain or loss was recorded for the period ended May 31, 2008.

As a result, other expense for the three months ended May 31, 2008, was approximately $67,000 as compared to other income of approximately $5,000 for the three months ended May 31, 2007.  For the nine months ended May 31, 2008, other income was approximately $31,000 as compared to other income of approximately $5,980,000 for the nine months ended May 31, 2007.

Net profit (loss).  As a result of the above, the net loss for three and nine months ended May 31, 2008 was approximately $1,062,000 and $2,872,000 as compared to a net loss of approximately $465,000  and net profit of $4,770,000 for the three and nine months ended May 31, 2007.

Liquidity and Cash Resources.  At May 31, 2008, we had a cash balance of approximately $253,000. We originally expected to reach positive operating cash flow during the second half of our 2007 fiscal year, but slower than expected harvest rates and handling and harvesting problems resulted in lower than expected revenues.   As part of the process to reach cash flow positive operations, management recently completed a “top-down” review of Island Scallops’ operations (by a third-party) and is currently reengineering parts of our operations as a result of this review.  As a result, we now expect to achieve operating positive cash flow as early as the last quarter of our 2008 fiscal year or early in the our 2009 fiscal year.  During the nine months ended May 31, 2008, we completed one private equity financing that resulted in net proceeds of approximately $800,000.  Additionally, in June 2008, we completed a new private equity financing and received net proceeds of approximately $1.46 million.  During the year ending August 31, 2007, we completed one private equity financing and had investors exercise various warrants that resulted in net proceeds of approximately $3,074,000.  During the year ending August 31, 2006, we relied on four private equity financings that resulted in net proceeds of approximately $5,140,000.  These 2006 and 2007 financings formerly contained warrants which if fully exercised, could raise approximately an additional $49,350,000.  To date, exercises of these warrants resulted in net proceeds of approximately $1,200,000; however, our recently completed financing also resulted in a warrant exchange that eliminated most of the remaining warrants from the 2006 and 2007 financing.  Prior to the completion of the private equity financings in 2006, our initial expansion had been largely funded by a short term note with a maximum limit of approximately $1,451,000.  Previously, we have also relied on short term loans from certain shareholders to assist with our working capital needs and to meet short term cash requirements.  We used a portion of the 2006 private equity financing to repay these short term loans and as a result we were able to deploy the bulk of the proceeds from our financing toward our business strategy.  In addition to the foregoing, on January 10, 2008, our Board of Directors determined, based on due diligence concerns and because we were unable to negotiate what we believe to be appropriate terms, to terminate negotiations for the establishment of clam farming operations in Morocco; accordingly, we were able to use the funds set aside for such operations to continue our planned expansion of scallop farming and processing infrastructure.  Based on our current estimates of future sales and capital costs of expanding our farms in order to increase future crop yields, we will require additional financings to continue our current rate of expansion.

ITEM 3.  CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and acting chief accounting officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of May 31, 2008. Based on this evaluation, our principal executive officer and our acting chief accounting officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States.

(b)	Changes in internal control over financial reporting

During the quarter ended May 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 4, April 1, 2008 and May 19, 2008, we issued 5,000 shares of common stock to Pacific Crab Seafood Company, Inc. as part of the 100,000 shares of our common stock that our Board of Directors previously approved for the consulting and marketing services that they will provide to us.  The remaining 5,000 shares were issued in June.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

On April 1, 2008 we issued 25,000 shares of common stock to Consulting for Strategic Growth 1, Ltd. pursuant to our investor relation/ media relations consulting agreement with them.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.

(b)	Not Applicable.

(c)	Not Applicable

(d)	Not Applicable.

(e)	Not Applicable.

ITEM 3. Defaults upon Senior Securities

(a)	Not Applicable.

(b)	Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our shareholders during the period covered by this report.

ITEM 5. OTHER INFORMATION

(a)	Not applicable.

(b)	Not applicable.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this report.

           Exhibit No.                     Document
3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007).

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 15, 2008	EDGEWATER FOODS INTERNATIONAL, INC.

By: /s/ Robert Saunders
Robert Saunders,
Chief Executive Officer

By: /s/ Michael Boswell
Michael Boswell, Acting Chief Accounting Officer