Form 10-K
period 2008-08-31
EDGEWATER FOODS INTERNATIONAL, INC.
filed 2008-12-01
CIK 1231339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended August 31, 2008

Commission File Number 0-50092

EDGEWATER FOODS INTERNATIONAL, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	20-3113571
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400 Professional Drive, Suite 310, Gaithersburg, Maryland	20878
(Address of Principal Executive Offices)	(Zip Code)

(250) 757-9811
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES	X	NO

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been  subject to such filing  requirement  for the past 90 days.

X	YES	NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  X   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                                                                Accelerated Filer |_|
Non-accelerated filer   |_|                                                                Smaller reporting company | X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	X	NO

The issuer's revenues for its most recent fiscal year were:  $1,584,027.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of November 28, 2008 was $909,052 (computed by multiplying the closing sales price for our common stock on such date by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant’s outstanding common stock.  This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such people are affiliates of the registrant).

The number of shares of our common stock outstanding on November 28, 2008 was 24,479,150.

TABLE OF CONTENTS

PART I
Item 1	Description of Business	Page 5
Item 2	Description of Property	Page 15
Item 3	Legal Proceedings	Page 17
Item 4	Submission of Matter to a Vote of Security Holders	Page 17

PART II
Item 5	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	Page 18
Item 6	Management's Discussion and Analysis or Plan of Operation	Page 29
Item 7	Financial Statements	Page F-1
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Page 72
Item 8A	Controls and Procedures	Page 72

PART III
Item 9	Directors and Executive Officers of the Registrant	Page 75
Item 10	Executive Compensation	Page 80
Item 11	Security Ownership of Certain Beneficial Owners, and Management and Related Stockholder Matters	Page 84
Item 12	Certain Relationships and Related Transactions	Page 87
Item 13	Exhibit List	Page 88
Item 14	Principal Accountants Fees and Services	Page 89

	Signatures	Page 90

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

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-K and Annual Report on Form 10-K and any Current Reports on Form 8-K filed by us.  All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statement above.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

(A) We were incorporated under the laws of the State of Nevada on June 12, 2000, with the name Heritage Management Corporation.  In August 2005, we entered into a share exchange agreement with Edgewater Foods International, Inc., the parent company of Island Scallops Ltd. an aquaculture company located in Vancouver Island, British Columbia. As a result of the Share Exchange, Edgewater became our wholly owned subsidiary and Edgewater’s shareholders became the owners of the majority of our voting stock.  Pursuant to the terms of the Share Exchange Agreement, Edgewater’s officers and directors were appointed as our officers and directors.  Additionally, we changed our name from Heritage Management, Inc. to Edgewater Foods International, Inc.

Our wholly owned subsidiary, Edgewater Foods International Inc., a Nevada Corporation, is the parent company of Island Scallops Ltd., a Vancouver Island aquaculture company. Island Scallops was established in 1989 and for over 19 years has successfully operated a scallop farming and marine hatchery business. Island Scallops is dedicated to the farming, processing and marketing of high quality, high value marine species: scallops and sablefish.  Scallop farming is relatively new to North America and Island Scallops is the only producer of both live-farmed Qualicum Beach scallops and live sablefish (or blackcod).  Given Island Scallops’ unique hatchery technology and extensive research and development, we believe that there is currently no significant competition for these marine species.   Island Scallops is committed to rapidly expanding production and profits while continuing to finance the aggressive growth of the company and maintaining a healthy respect for the marine environment.

Edgewater acquired Island Scallops in June 2005 through a tax free share exchange. Island Scallops was established in 1989 to commercialize Canadian government research on scallop aquaculture.  Island Scallops’ hatchery operations have diversified to produce other species of shellfish such as mussels, clams, geoducks and oysters. Island Scallops has also investigated the culture of halibut, spot prawn, sea urchin and abalone. Island Scallops is the first hatchery to successfully produce sablefish juveniles for commercial grow-out.

Currently, Island Scallops’ primary product is farmed Qualicum Beach scallops for sale in the west coast of North America.  Island Scallops offers a variety of other products and services to the industry including aquaculture equipment, consulting, research and development, and custom processing and marketing.  Internationally, Island Scallops has collaborated with both Japanese and Moroccan fisheries interests.

On August 30, 2006, we filed a Form 8-A to register our common stock pursuant to Section 12(g) of the Act and we therefore ceased being a voluntary filer.

Key Corporate Objectives

Our key business development objectives over the next 36 months are to expand scallop production using both existing and new infrastructure at our facilities in Qualicum Beach, move forward possible joint ventures with First Nations1 groups, investigate strategic acquisitions and/or business opportunities and look for possible partners or additional strategic investors to enable the company to capitalize on its existing black cod technology.  In general, we plan on leveraging our existing hatchery technology and expertise via joint venture and/or acquisitions that will enable us to reach signicantly increase sales over the next three years.  Specifically, we plan to expand our business and operations as follows:

•
Leverage our recently completed $2.0 million order with Fanny Bay Oyster Co., a division of Taylor Shellfish Farms of Shelton, Washington (an international seafood distributor and the largest shellfish company on the West Coast) to expand overall scallops and reduce selling costs.  The initial order is for more than 800,000 lbs. of Edgewater’s proprietary Qualicum Beach scallops to be delivered to Fanny Bay over the next 13 months. The order includes live scallops, fresh scallop meat and frozen scallops to be farmed in Edgewater Foods’ Qualicum Beach, British Columbia, operation, and packaged and delivered in various scallop products (including live in-the-shell, frozen half-shell and fresh meat).

•
Continue to move forward with our discussions with various First Nations groups about possible partnerships or joint ventures on potential farm sites on First Nation owned lands.  This will provide the company with additional growing areas for scallops and future joint venture revenues.

•
Investigate possible acquisitions of other aquaculture companies, equipment vendors and/or seafood distributors.  We plan to initially focus on companies that we believe could significantly benefit from our hatchery technology and expertise.  As part of this initiative we recently established an Acquisition/Business Opportunity Board Committee and are currently beginning initial conversions with both North American and Chinese based companies.  Aside from the November 2008 acquisition of Granscal Sea Farms Ltd., a Kanish Bay Company, as of the date of this filing, no new definitive agreements have been signed.

________________________
1First Nations commonly refers to the indigenous peoples in what is now Canada.  There are currently over 600 recognized First Nations governments or bands in Canada, roughly half of which are in the provinces of Ontario and British Columbia.

•
Look to indentify either new strategic investors and/or possible joint venture partners who could help us capitalize on existing sablefish (or blackcod) hatchery technology and expertise.   One possible arrangement would be for us to license our blackcod hatchery technology and expertise to a strategic partner.  As of the date of this filing, we have yet to locate either a strategic investor or a joint venture of licensing partner.  If we do indentify a suitable arrangement,   our goal would be to capitalize on the high demand for sablefish in foreign markets by entering into the blackcod market in the next 2 to 3 years.

•
We plan to expand current scallop distribution by leveraging our initial 500,000 piece frozen roe on scallop meat order with European Union seafood distributors.  While our arrangement with Taylor Shellfish will focus on North America markets, we believe this order could represent an important first step towards establish a large European based demand for our scallops.

Marketing and Distribution

Our marketing and distribution strategy for Island Scallops is focused on developing and maintaining long-term relationships with distribution channel members.  Island Scallops also strives to differentiate its products to achieve consistent supply and quality. Island Scallops believes the scallop market effectively functions as a commodity market and therefore, relationships with distributors are important. To develop these relationships, Island Scallops has identified key purchasing criteria for the distributors: price, quality and consistent farmed supply. In the short term, Island Scallops intends to adopt a pricing policy equal to the market wholesale prices. In other words, we do not intend to set any promotional or premium prices for either the whole or shucked product, but instead intend to sell our products at the market rate. This would mean Island Scallops’ products would compete on other factors, such as supply and consistent quality.

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

Traditionally, as described above, we have sold live scallops within the Pacific Northwest market.  We recently received a $2.0 million order with Fanny Bay Oyster Co., a division of Taylor Shellfish Farms of Shelton, Washington (an international seafood distributor and the largest shellfish company on the West Coast).  The order includes live scallops, fresh scallop meat and frozen scallops to be farmed in Edgewater Foods’ Qualicum Beach, British Columbia, operation, and packaged and delivered in various scallop products (including live in-the-shell, frozen half-shell and fresh meat).   As a result of this order, Fanny Bay will become the effective exclusive distributor of our scallops outside the European market.  We believe this order will reduce cost and encourage additional wholesalers within the Taylor network to carry our scallops.  In addition to the Taylor sales agreement, we also recent finalize an order to provide frozen scallop meat with roe to the European market.  We believe that this strategic relationships with enable us to capitalize on the large European demand for quality seafood products.

Current Products

Island Scallops currently focuses exclusively on aquaculture products and is not involved in wild fisheries.  All seafood products are produced in private hatcheries and grown on ocean farm sites. Currently, the Qualicum Beach Scallop is the only product that Island Scallops produces, grows, processes and markets, with the exception of limited quantities of sablefish grown as part of our planned expansion into this market.  In the past however, Island Scallops produced a variety of other shellfish species including the Pacific oyster, European flat oyster, Manila clam, eastern blue mussel, Mediterranean mussel, rock scallop, geoduck clam and sea urchin, which we sold to third party shellfish farmers. Additionally, our hatchery has produced and is capable of producing a variety of shellfish seed (for grow-out and sale by our companies) including mussel, oysters and geoduck as well as scallop seed.

Island Scallops has been a leader in marine hatchery technology for the past 20 years.  Island Scallops has developed proprietary hatchery techniques for a number of marine species, most notably the hybridizing of the Qualicum Beach Scallop and becoming the first company to produce commercial quantities of sablefish juveniles.   Both of these breakthroughs have required many years of research and considerable investment.  In the case of sablefish, which is a cold-water fish that spawns at depths of 800 - 2400 ft, a variety of techniques were required to successfully mature, spawn, incubate and rear the larvae.  In addition, there were technical difficulties associated with egg and yolk sac incubation (as well as larvae rearing and weaning) that were resolved using proprietary technology developed at Island Scallops.  We intend to begin significant further commercialization of sablefish in the next two to three years, provided we are able to finance the expansion of this product which we estimate will require at least $5.0 million of capital.

Scallop Overview

Island Scallops’ main product is the "Qualicum Beach Scallop", which is a hybrid of the imported Japanese scallop and the local weathervane scallop.  Between 1993 and 1999, Island Scallops developed this new scallop using Japanese scallops that were imported under quarantine in the early 1990’s.  This unique scallop is marketed as the Qualicum Beach scallop and is the largest scallop in the world, reaching sizes of 15 cm and 500 grams.  The scallop species farmed by Island Scallops has a proven record of being disease resistant, with a 95% survival rate during the grow-out phase.  We have the necessary farming infrastructure to produce up to 15 million scallops annually and, with an additional capital investment of approximately $1.0 million we could increase our annual harvest capacity to 30 million scallops in the near future.  We hope to fund this expansion via either increasing cash flow or additional equity or debt financings.    If we are unable to locate financing or develop positive cash flow, we will not be able to continue to expand our production capabilities.

The Qualicum Beach Scallop is sold live in four sizes: medium, large, extra large and jumbo.  Pricing typically ranged from a low of US$3.95 per pound to $4.20 per pound for the larger sized scallops.  In the early days of our business, due to the large demand and high value for live scallops, our focus was on the sale of live scallops.   However, with the recent sales agreement with Fanny Bay and new European product line, our average selling prices are expected to be between $1.00 and $1.20 per scallop.  Although the average selling price per unit will be slightly lower than the per unit cost of live in-the-shell scallops (only), we believe the reduce sales and administrative costs will enable the company to significantly increase our future margins.

The basis for our recently completed and possible additional scallop farming production increase stems from a combination of our tenure expansion, our recent financing, improved grow-out techniques and our transition to a combination of “pearl nets and lantern-style” farming methods.  Scallops culture utilizes two styles of small cages referred to as “pearl nets and lantern nets.”  Pearl nets are shaped like a pyramid with a 50 by 50 cm square base and grow small scallops from 2-3 mm to 10mm.  The 10-mm scallops are grown in cylindrical nets called lantern nets and are 60 cm in diameter and 1.2 meters deep containing 12 layers.  Our Hindoo Creek and Deep Bay tenures have been approved for expansion and once expansion of our Denman tenure is approved, which we believe will occur by our next fiscal year, we will be able to increase capacity to approximately 30,000,000 animals per annum (with additional funding).  Thereafter, we intend to change our management plan to include off bottom culture at our Nile Creek farm in late 2007 or 2008, which would supply us with the capacity to produce an additional 12-24 million scallops at harvest( depending on the size of nets used).

As the only hatchery/producer of cultured scallops on the west coast of North America, Island Scallops has the ability to supply fresh scallops (of a predictable quality and quantity) throughout the year.  Although the supply of scallops has fluctuated in the past, consumer demand has always absorbed the available supply. A primary factor for increased consumption is the increasing health consciousness among consumers. Scallops are low in saturated fats and cholesterol and high in protein.  All parts of the scallop body are edible; however, different parts tend to be consumed in different regions of the world.  In North America, the adductor muscle is traditionally the only part eaten, with the rest of the body discarded. In Europe, Australia and Tasmania, the adductor muscle is usually marketed and eaten with the gonad attached.  Japan utilizes the whole animal, where most of the product is cooked in the shell prior to sale.  Marketed scallops generally take the following product forms:

•	Whole-live (shelf life of seven days);
•	Whole dried;
•	Eviscerated whole;
•	Shucked fresh (shelf life of about 15-20 days);
•	Shucked frozen (shelf life of about a year);

•	Frozen on the half-shell (shelf life of about a year); and
•	Value added forms (smoked, breaded, canned).

The shucked product form is the most significant form for North American markets.  A whole-live product form is the most desirable from the aquaculturist’s point of view, as processing costs are minimal. Previously, Island Scallops has developed a market for whole live scallops, which exceeds 5,000 lbs. per week into Vancouver.  As described above, our scallop sales efforts are currently focused on our Fanny Bay (Taylor Seafood) order and our European orders.  We believe that these strategic relationships with enable us to capitalize on established selling networks and proven distributors to capitalize on demand for quality seafood products.

The most predominant scallop production in North America comes from the offshore fishery located on the Georgia Band on the east coast. Large American and Canadian fishing companies dominate the fishery.  The majority of their product is shucked aboard ship then supplied, primarily frozen, to seafood processors onshore.   The processors then distribute the product to various restaurants, retail outlets and seafood brokers.

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

Sablefish spawn from January to March along the continental shelf at depths of 800 to 2400 feet.  Fecundity ranges from 60,000-200,000 eggs up to one million eggs for a 102-cm fish.  Larval sablefish are found in surface waters over the shelf and slope in April and May.  Juveniles are highly migratory with significant movement from nursery areas in northern B.C. to the Gulf of Alaska and the Bering Sea.  Sablefish move to deeper waters as they mature.  Growth is rapid with sizes at maturity reaching 52-61 cm for five-year-old males and 58-71 cm for five-to-seven year old females.  Sablefish growth appears to be rapid for the first three-to-five years and slow asymptotically thereafter.  Annual natural mortality of adults has been estimated to be about 10 percent.

Island Scallops plans to raise sablefish onshore using shallow ponds or above ground tanks.  This system has been successful in Texas for the culture of catfish.  Tests have shown that sablefish prove to be very hardy when grown in ponds and this has the added advantage of causing sablefish to be parasite free.  Wild sablefish carry a parasite that does not allow the fish to be eaten raw.   If we are able to located financing, a strategic partner or license the technology, we believe that Island Scallops has already demonstrated the feasibility of onshore sablefish farming and plans to develop a new sablefish facility that could produce at least 500,000 sablefish within 12 months of funding.  Furthermore, we believe that production could be increased by at least 500,000 annually in future years.

Over the past nine years, Island Scallops has also developed proprietary hatchery technology for the production of sablefish juveniles. We believe that sablefish will be the next species, after salmon, for successful large-scale commercial farming.  Sablefish, which is a premium-quality whitefish with a delicate texture and moderate flavor, is an ideal substitute for Chilean sea bass (currently over-fished in all oceans).  To date, Island Scallops has marketed a limited number of live sablefish into the Vancouver market.  Initial response was excellent for a small 1-kilogram live sablefish (~$11/kg).  If we are able to locate suitable funding and/or partners, Island Scallops will be able to capitalize on our breakthrough sablefish hatchery technology by constructing a new sablefish hatchery consisting of the following:

•	An expanded Brood Stock facility with larger capacity to hold the various families of selected strains of sablefish. This new facility will incorporate a new state-of-the-art water treatment system.

•	An improved incubation and larval rearing facility incorporating proprietary improvements in tank design and seawater systems.

•	An upgraded zooplankton culture facility with improved handling and enrichment techniques.

•	An expanded and improved juvenile rearing facility incorporating proprietary recirculation system designs.

As part of this expansion, we also intend to construct a new onshore tank farm consisting of large and small ponds and tanks complete with associated recirculation systems.  This onshore facility will be used to augment the juvenile rearing area and will house and grow juvenile fish.

At the present time, worldwide “non-farming” sablefish catches are struggling to meet the worldwide demand according to DFOWeb, NPFMCWeb and Pacific Fishery Management Council Website. Currently, there are only two hatchery facilities: Island Scallops Ltd. and Sablefish Hatcheries Inc. that have produced sablefish juveniles. Current production is less than 400,000 juveniles per year.   Based on our analysis of present market conditions, increasing worldwide hatchery production tenfold (to roughly 1 million 3 kilo sablefish) would fill less than 10% of the current world demand shortfall. If Island Scallops’ new sablefish facilities are able to reach a production of 3 million sablefish annually, this will only fill less than 30% of the current overall shortfall.  The economic potential for sablefish is therefore considerable. Given these market conditions and opportunities, Island Scallops, subject to our ability to secure adequate funding, is determined to enter the market for sablefish in a significant manner within the next two to three years.

Other Products

In the past Island Scallops sold a variety of shellfish larvae and seed to both international and local customers.  Sales included two species of mussels, manila clams, geoduck clams, oysters, abalone and sea urchins.  Island Scallops has established suppliers of aquaculture equipment in Japan and China and supplies nets, ropes, floats, and processing equipment into the British Columbia industry.  Currently, Island Scallops is focused mainly on expansion of scallop sales.  However, the Company is also looking to develop increasing shellfish larvae and seed sales and equipment sales in the near future.  In addition, we will continue to investigate funding sources and/or partners for the development of our sablefish operation with a goal of further commercialization of sablefish in two to three years.

General Fisheries Market Overview

The worldwide market for farmed marine species continues to grow. According to personal communications with the National Marine Fisheries Service, Fisheries Statistics Division, Silver Spring, MD, in British Columbia alone, farming production increased from US$44.56 million in 1988 to US$190.24 million in 1998.  Although significant growth occurred in salmon farming and little or no growth occurred in shellfish (oyster) farming.  Island Scallops can only benefit from this recent trend towards shellfish, as training farmers in correct husbandry would only add another revenue stream.

The majority of the world’s current scallop production comes from three species of scallops: the Japanese scallop, the sea scallop and the king scallop.  The Chinese scallop is also selling well, but FDA inspections of China facilities found that the conditions and hygiene were issues as hatcheries were highly polluted.   There has also been a fishery boom on the east coast of Canada and the United States with the Digby or sea scallop.

In the United States, consumption of scallops exceeded 64 million pounds in 2002.   Various communications between Island Scallops personnel and the National Marine Fisheries Service, Fisheries Statistics Division, Silver Spring, MD and analysis of data from the Fisheries Statistics & Economics Division of the National Marine Fisheries Service (NMFS) website for annual landings of commercial fisheries (http://www.st.nmfs.noaa.gov/st1/commercial/index.html), tell us that this represented a per capita consumption of 0.22 pounds, with a dollar value of US$342 million.  After shrimp, scallops represent one of the most popular shellfish products in the United States.  In general, per capita consumption of seafood in the United States has remained steady over the last six years ranging from 15.2 to 16.2 pounds per annum.   Based upon Robert Saunders’, our chairman and president, communications with the National Marine Fisheries Service, Fisheries Statistics Division of Silver Spring, MD, and personal observations, given consumers' growing preoccupation with healthier foods and the increasing availability of seafood (due to the recent successes in aqua farming and improved distribution channels), we expect per capita consumption to continue to increase.

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

A limitation to market supply is paralytic shellfish poisoning (PSP) or "red tide". PSP is a toxin generated by plankton (scallops' food) at particular times of the year.  The toxin is passed to the scallop when plankton is digested, but the toxin does not harm the shellfish. However, the shellfish containing the toxin can be harmful to humans who consume it. Although only a limited number of human deaths caused by red-tide poisoning have been reported, the public announcement of red tide has a devastating effect on most shellfish sales. The exception is scallop meat, because the adductor muscle of the scallop does not concentrate the toxin; shucked scallops are safe to eat at any time of the year. Nevertheless, public perception could still influence demand over short periods of time. To monitor for PSP, the federal Fisheries Inspection Branch constantly monitors samples of shellfish production and wild shellfish populations.   In the summer of 2008 Island Scallops experience a prolonged PSP out break and was able to continue processing fresh shucked scallop meat throughout this period with little effect on sales.

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

Our Deep Bay and Hindo Creek tenures have received final CEA Act approval, which lasts for twenty years and which allows us to expand these 2 tenures.  We also received approval to convert our Bowser tenure (now called  Nile Creek Farm)to off-bottom growing, which should enable us to accommodate approximately 20million scallops.  Please see our risk factor, If we are unable to expand our tenures, our projected production may be delayed.

Competition

Fisheries Industry in General

Island Scallops is in the farmed seafood business.  The main concentration of marine farming in British Columbia has traditionally been in the salmon sector.  The salmon farming business has developed into a mature industry dominated by Norwegian farmers.  The rest of the British Columbia marine farming sector is in the shellfish industry, mainly in oysters and Manila clams and more recently mussels.  This sector is rapidly expanding and it accounted for approximately US$16 million in British Columbia in 2002, according to the British Columbia Shellfish Growers Association website.  Given Island Scallops’ expertise and significant research and development experience, we believe that there is little or no direct competition in the production of farmed scallops or farmed sablefish.

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

Island Scallops is the only hatchery, outside of China, that has successfully produced the Japanese scallop, and the only company that has successfully, hybridized the weathervane and the Japanese scallop. Island Scallops is uniquely positioned as the sole producer of live Pacific Scallops in North America. There currently are no other hatcheries in North America that we are aware of that are capable of producing this unique breed.  Although a large commercial scallop fishery exists on the east coast of North America, the majority of the scallops are shucked at sea with only limited quantities sold live. These scallops are sold as "Digby” or “Sea” scallops. A number of companies have attempted to grow the bay scallop and the sea scallop on the east coast, but these companies have only achieved limited success.

The primary British Columbia participants in scallop farming are Island Scallops joint venture farmers or independent scallop farmers, which receive their supply of seed scallops solely from Island Scallops. These farmers are chronically underfinanced and production from these growers usually totals less than 1,000,000 scallops per year.  Island Scallops is uniquely positioned to rapidly expand these farms (up to 10 farms) under an exclusive farming and marketing contract.

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

Research and Development

Due to changes in Canadian Federal Government’s Research and Development tax credits (SRED) program, which prevents any part of the research to be combined with commercial production, no Research and Development claims were made in fiscal 2007 and 2008.  Research did continue on the genetic selection of superior strains of scallops, as did developments in the culture process for both marine algae and developments in re-circulation systems.   Island Scallops plans to conduct research and development under a separate company called RKS Laboratories Ltd., which has no commercial production and whose primary goal is the genetic improvement in breeds of the Qualicum Beach Scallops and other marine species.  We believe that this will allow the continued support from the SRED program.

Employees

At August 31, 2008, we had 35 full time employees. We anticipate hiring between 10 and 15 temporary workers during the upcoming spring and summer growing seasons.

None of our employees are represented by a labor union and we consider our relationships with our employees to be good.

ITEM 2.               DESCRIPTION OF PROPERTY

For the fiscal year ended August 31, 2008, our U.S. corporate office was located at 400 Professional Drive, Suite 310, Gaithersburg, Maryland 20878.  This space was provided on a rent free basis by one of our shareholders.

Island Scallops’ main office and hatcheries are located on the east side of Vancouver Island in the town of Qualicum Bay at 5552 West Island Highway, Qualicum Beach, British Columbia, Canada V9K 2C8.  The shellfish hatchery is housed in a 930 square meter building.  A 300 square meter shellfish processing plant is also located at this site. Corporate scallop farms are situated along the east and west coasts of Vancouver Island.  These facilities represent the largest private marine research hatchery and the first fully integrated shellfish producer in Canada.

Island Scallops has a total of five farm sites for scallops.  These farm sites are located at Island Scallops held tenures (shellfish tenures are government-granted rights that allow use of offshore waters to cultivate shellfish).  Three of those five scallop farms are located in Baynes Sound, 25 minutes north of the main facility. These farms sites total approximately 200 acres and can currently accommodate more than 8 million scallops. Approximately 30% of the farm area is currently being farmed.  As part of our expansion plans, we are currently adding additional main lines and plan to increase our capacity at these tenures to more than 24 million scallops in the near future.  An additional bottom tenure of 926 acres is located 10 minutes north of the main facility (at Bowser) and is capable of producing at least 30 million scallops annually.  The final farm site on the west coast of Vancouver Island near Tofino is capable of producing at least three million scallops, although that site is currently under-developed. Baynes Sound, the marine waterway situated between eastern Vancouver Island and the western shore of Denman Island, is considered the most productive and highly utilized shellfish growing area in coastal British Columbia.  The area supports extensive beach culture (manila clams and oysters) as well as deepwater culture that produces oysters, scallops and some mussels.

Common Site Name	Lands File No.	Acres	Type
Denman	1406063	38.64	Deepwater
Hindoo Creek	1406664	123.32	Deepwater
Deep Bay	1406711	43	Deepwater
Tofino	1406061	9.6	Deepwater
Nile Creek	1407517	926	Deepwater

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

Expansion of our Deep Bay and Hindo Creek has been approved and such approval does not need to be renewed for twenty years.  An amended tenure agreement has been signed with the government of BC to expand the Denman Island site.    In April 2008, we got approval to convert the method of farming at the Nile Creek tenure from bottom to off-bottom culture in one-third of the tenure area; once the conversion is complete, we believe we will be able to accommodate approximately 20 million scallops.

Island Scallops’ location is a distinct advantage for producing marine species.  The waters off British Columbia are pristine and unspoiled by large populations or major industries.  The close proximity to major western cities allows us to effectively put our products into the hands of the consumer within 24 hours.

The source of our raw material comes from our own hatchery brood stock.  In the case of the Qualicum Beach Scallop, we have been selectively breeding this species for superior growth and survival for the past 20 plus years.  The breeding program has produced a vigorous, rapid growing, disease resistant scallop with exceptional meat yield.  In the case of sablefish we have been selecting fast growing fish for the past 5 years, these display a high degree of domestication. The spawning season has been extended for both of these species allowing for juvenile production almost year round.  This ability to hold seed stock and select superior strains gives Island Scallops an advantage in the industry.  It also allows Island Scallops to tailor its production to varying seasonal and market demands.

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

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fiscal year covered by this Report.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The common stock is currently quoted on the over–the-counter Bulletin Board under the symbol “EDWT.”

The following table sets forth the quarterly high and low bid prices for the common stock since the quarter ended August 31, 2006.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low

Quarter ended August 31, 2006	$1.70	$1.20
Quarter ended November 30, 2006	$1.85	$1.01
Quarter ended February 28, 2007	$1.70	$1.01
Quarter ended May 31, 2007	$1.70	$1.01
Quarter ended August 31, 2007	$1.65	$1.05
Quarter ended November 30, 2007	$1.45	$0.75
Quarter ended February 28, 2008	$1.45	$0.70
Quarter ended May 31, 2008	$1.01	$0.70
Quarter ended August 31, 2008	$1.00	$0.26

At August 31, 2008, the closing bid price of the common stock was $.25 and we had approximately 24,479,150 record holders of our common stock, 7,773,998 record holders of our Series A Preferred Stock, 207 record holders of our Series B Preferred Stock, 747,870 record holders of our Series C Preferred Stock and  304,558 record holders of our Series D Preferred Stock issued and outstanding. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

At November 28, 2008, the closing bid price of the common stock was $.06 and we had approximately 54 record holders of our common stock, 13 record holders of our Series A Preferred Stock, 3 record holders of our Series B Preferred Stock, 2 record holders of our Series C Preferred Stock and 13 record holders of our Series D Preferred Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Individuals eligible to receive awards under the Equity Plan include officers, directors, employees of and consultants to Edgewater and its affiliates.  The number of shares available under the Equity Plan shall be 5,000,000 shares of our common stock, as well as the following:  As of January 1 of each year, commencing with the year 2006 and ending with the year 2008, the aggregate number of Shares available for granting Awards under the Equity Plan shall automatically increase by a number of Shares equal to the lesser of (x) 5% of the total number of Shares then outstanding or (y) 1,000,000.  The Board may distribute those shares in whatever form of award they so choose within the Equity Plan’s guidelines.  There are no restrictions on the amount of any one type of award that may be granted under the Equity Plan.

As of August 31, 2008, our Board of Directors had granted 2,992,000 options to employees, directors and consultants under the Equity Plan.  As of August 31, 2008, 400,000 of these options had been canceled and 2,592,000 were outstanding. As of August 31, 2008, there are 7 Directors, 1 executive officers, 1 consultant and approximately 26 employees other than executive officers, who are eligible to receive awards under the Equity Plan.

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

Options and Rights.  Options and Stock Appreciation Rights may be granted under the Equity Plan.  The exercise price of options granted shall be determined by the Board or the Committee; provided, however, that such exercise price per Share under any Incentive Stock Option shall not be less than 100% (110% in the case of a "10-percent shareholder as such term is used in Section 422(c)(5) of the Code) of the Fair Market Value of a Share on the date of grant of such Incentive Stock Option.  The Board or Committee shall fix the term of each Option, provided that no Incentive Stock Option shall have a term greater than 10 years (5 years in the case of a "10-percent shareholder” as such term is used in Section 422(c)(5) of the Code).

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

Nonqualified Stock Options.  A recipient will not be subject to federal income tax upon the grant of a nonqualified stock option. Upon the exercise of a nonqualified stock option, the recipient will recognize ordinary compensation income in an amount equal to the excess, if any, of the then fair market value of the shares acquired over the exercise price. We will generally be able to take a deduction with respect to this compensation income for federal income tax purposes. The recipient’s tax basis in the shares acquired will equal the exercise price plus the amount taxable as compensation to the recipient. Upon a sale of the shares acquired upon exercise, any gain or loss is generally long-term or short-term capital gain or loss, depending on how long the shares are held. The required holding period for long-term capital gain is presently more than one year. The recipient’s holding period for shares acquired upon exercise will begin on the date of exercise.

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

Tax Deductibility under Section 162(m).  Section 162(m) of the Internal Revenue Code disallows a public company’s deductions for employee compensation exceeding $1,000,000 per year for the chief executive officer and the four other most highly compensated executive officers. Section 162(m) contains an exception for performance-based compensation that meets specific requirements. The Equity Plan is intended to permit all options to qualify as performance-based compensation at the Board of Directors or Committee’s discretion.  If an Award is to qualify as such, it shall clearly state so in the award agreement.

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

The following table provides information as of August 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	2,592,000	$1.23	5,408,000*
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,592,000	$1.23	5,408,000

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

On December 31, 2007, we issued 45,999 shares of common stock to the investors of our January 16, 2007 financing as payment of the semi-annual dividend (6% per annum) per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock (The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $63,000 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On December 31, 2007, we issued 17,883 shares of common stock to the investors of our November 5, 2007 financing as payment of the semi-annual dividend (6% per annum) per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount (approximately $897,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $24,000 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

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

On June 30, 2008, we issued 325,725 shares of common stock to the investors of our April 12, May 30, June 30 and July 11, 2006 financings as payment of the semi-annual dividend (8% per annum) per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. The number of shares issued was based on the dividend payment at a rate of 8% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000 for the April 12 financing, $1,500,000 for the May 30 financing, $1,550,000 for the June 30 financing and $1,450,000 for the July 11 financing) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $233,500 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On June 30, 2008, we issued 86,691 shares of common stock to the investors of our January 16, 2007 financing as payment of the semi-annual dividend (6% per annum) per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $62,500 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On June 30, 2008, we issued 33,704 shares of common stock to the investors of our November 5, 2007 financing as payment of the semi-annual dividend (6% per annum) per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock. The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount (approximately $897,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $24,000 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

During our 2008 fiscal year, we continued the harvesting, processing and sale of our 2004 and 2005 year classes of scallops, continued sorting our 2006 scallop class and transferring our 2007 year-class scallops (which were still maturing in our tenured growing sites and on-shore ponds) to larger grow-out nets on our farm sites.  We also completed the spawning, grow-out in our on-shore nursery ponds and started transferring our 2008 scallop year class to our farm sites.  We refer to the year-class of scallops based on when the scallops were spawned.  Generally, the harvest occurs approximately 22 to 24 months after spawning of the scallops.

During our 2008 fiscal year, we also continued the new sales and marketing efforts that began in the later part of our 2007 fiscal year.  Traditionally, we have sold live scallops within the Pacific Northwest market, but the seafood sale and distribution consultants that we hired in late 2007 began to introduce new product lines of fresh meat and a new unique frozen on the half-shell product that started to generate significant interest.  Despite the initial success of these efforts, we recently completed a large purchase order with Fanny Bay Oyster Co., a division of Taylor Shellfish Farms of Shelton, Washington (an international seafood distributor and the largest shellfish company on the West Coast).  The order includes live scallops, fresh scallop meat and frozen scallops that will be packaged and delivered in various scallop products (including live in-the-shell, frozen half-shell and fresh meat).   As a result of this order, Fanny Bay will effectively become the exclusive distributor of our scallops outside the European market.  We believe this order will reduce cost and encourage additional wholesalers within the Taylor network to carry our scallops, which we believe will bring greater value to our shareholders than a continued relationship with the sale and distribution consultants discussed above.  In addition to the Taylor sales agreement, we recently finalized an order to provide frozen scallop meat with roe to the European market.  We believe that this strategic relationship will enable us to capitalize on the large European demand for quality seafood products.

Management believes that these new sales agreements, coupled with the improved processing plant will yield increased revenues in our 2009 fiscal year and thereafter.  Management believes that the combination of the Fanny Bay (Taylor) sales and marketing network and the Island Scallop processing plant and product will result in both improved sales and margins.  In addition, recent experience gained from harvesting and sorting scallops on the new longline systems should allow for greater future harvesting rates. Also, as a result of the operational review that we completed in the spring of 2008, we indentified several areas where we can streamline operations while continuing to grow our revenues.

Additionally, we plan on generating additional near term revenues via the sale of scallop and other shellfish seed (including clams and oysters).  We are also moving forward with our discussions with various First Nations2 groups about possible partnerships or joint ventures on potential farm sites on First Nation owned lands.  Management anticipates formalizing our first joint venture with a first nations group as early as the start of the 2009 calendar year.  This will provide us with additional growing areas for scallops and future joint venture revenues.

Despite the increased revenues in 2008, we were not able to achieve positive operational cash flows during the fiscal year.  Although Management expects to achieve positive cash flows in 2009, we have started to investigate acquisitions of other aquaculture companies, equipment vendors and/or seafood distributors.  We plan to initially focus on companies that we believe could significantly benefit from our hatchery technology and expertise.  Management believes that the combination of our existing hatchery technology and knowledge, coupled with a company’s existing revenues and sales and marketing channels could result in significantly improved cash flows.  As part of this initiative, we recently established an Acquisition/Business Opportunity Board Committee and are currently beginning initial conversations with both North American and Chinese based companies. As of the date of this filing, no definitive agreements have been signed.

In May 2008, we started the expansion of our Nile Creek  farm (or scallop growing area).  We installed 25  new “triple” lines that will have the capacity to handle up to 135,000 scallops per line.  In the coming months, as funds are available, we will add an additional 58 lines and continue to outfit these new 300 meter lines with the necessary floats and netting required for scallop farming.

__________________________
2First Nations commly refers to the indigenous peoples in what is now Canada.  There are currently over 600 recognized First Nations governments or bands in Canada, roughly half of which are in the provinces on Ontario and British Columbia.

During the continued harvesting of our 2005 class, sorting of our 2006 scallops classes and transfer of our 2007 scallop classes, we were able to review our mortality rates and update our class size projections.  Based on this review and recent sales, we expect to bring the remaining 1.9 million of our 2005 and 2006 year class scallops to market in the beginning of 2009.  Originally, we believed that our 2006 spawning would yield between 5 and 10 million scallops at full maturity/harvest.  However, mortality rates were at the higher end of our projections due to the handling and sorting learning curve associated with the roll-out of our new longline and anchor system.  Additionally, problems associated with the timing of moving scallops to large nets (also known as “ocean timing”) and the density (i.e. number of scallops per net level) contributed to additional mortality problems.  We anticipate that survival rates for the future classes, starting with the 2007 scallop class, will improve due to the addition of more lines and anchors, better spacing and sorting within each lantern net, experience gained from the sorting and farming of both the 2005 and 2006 year classes and lessons learned on ocean timing and scallop density during the handling of our 2006 scallop class. We noticed gains in animal survival rates and individual scallop size in the 2007 class as compared to the 2006 class at a similar point in its development.  As of our most recent review of our scallop inventory, we currently believe that our 2007 year class should yield up to 7 million scallops at full maturity/harvest. Although this is lower than initial estimates, it will still represent our largest year class to date.

We are currently transferring the initial portion of our 2008 scallops class from our hatchery ponds and into the ocean farms.  We originally expected to produce up to 24 million full-size scallops in this year class, but due to survival problems associated with our hatchery spawns and funding limitations, we now expect to produce as few as 3 million full-size scallops.   Based on our initial review of the hatchery spawn, we believe the mortality problem were the result of large blooms of toxic marine algae at the critical stage prior to metamorphosis of approximately 600 million scallop larvae.   These blooms corresponded to high levels of Paralytic Shellfish Poisoning in our ocean farms and although it did not harm any of our juvenile or mature scallops, it is believed that pre-metamorphic larvae are particularly susceptible. Procedures are now in place to prevent the introduction of toxic algae into the hatchery system in the coming years.

As a result of a recent review of our business plan and sales and marketing efforts to date, we currently plan to harvest and sell approximately 7 million full-size 2007 scallops over the 12 months ending December 2009.  In addition, we estimate that our 2008 year class will produce at least 3 million full-size scallops. The size of our 2009 and 2010 year classes will (in some ways) be determined by our ability to generate positive cash flows and/or our ability to locate additional financing.  As a result of our lower than expected sales and yields, we are still evaluating the cash available for farming and infrastructure costs related to expanding our future yields.  These classes will be harvested and sold in subsequent 12 month periods following the sales our 2007 year class.  Based on our current review of sales and marketing conditions, we believe our scallops will yield at least $1 of revenue per scallop.  The yield per scallop could increase significantly if we are able to sell a greater percentage of live scallops.  We also plan on generating additional annual revenues via the sale of scallop and other shellfish seed in the upcoming years.  We anticipate formalizing a business venture with a first nations group as early as the second quarter of 2009 and believe that such a partnership will begin producing significant new revenue as early as our 2009 fiscal year.

If our mortality rates are better than our current projections, our yield and revenues from the 2005, 2006 and 2007 scallop class could be higher; conversely, if our mortality rates are worse than we anticipate our revenues for this period could be lower than we anticipate.  In addition, changes in the anticipated growth rates, projected harvesting cycles and large fluctuations in the price of scallops or the US-Canadian exchange rate could impact our current projections.  Furthermore, if we cannot achieve our estimated product mixture (live/fresh/frozen) than our average sales price per scallop will be lower.  Alternatively, if we are able to sell a large percentage of high yield products (live or frozen on the half shells) than our average price per scallop will be higher.

In fiscal year 2008, our cost of goods continued to improve relative to our selling price, however, were still operating at a negative margin.  .  Part of this problem was associated with operational inefficiencies that were identified during our recently completed top-down operation review.  As a result, we expect are cost of goods sold to continue to improve for our 2006 and 2007 year classes and in the coming years we expect to see continued  improvements in cost of goods.

We recently completed a private placement that resulted in net proceeds of $1.46 million.  Based on our current estimates of near-term sales and capital costs of expanding our farms to increase future crop yields, we will require additional financings to continue our current rate of expansion.  As we have yet to raise additional capital and our sales have increased at a slower than expected pace, we have already scaled back some of our expansion plans and may have to further scale back the plans outlined herein.  We originally anticipated that we would need approximately $1.0 million over the next 14 months in order to continue our originally planned expansion activities, however, we now plan to align our future expansions with our ability to generate positive cash flows from our current scallop crops and/or our ability to locate additional financing.

Liquidity and Cash Resources

At August 31, 2008, we had a cash balance of approximately $712,000. Prior to the completion of our initial Preferred Stock Financing, our initial expansion had been largely funded by a short term note with a maximum limit of approximately $1,451,000.  During the year ending August 31, 2007, we completed one private equity financing  and had investors exercise various warrants that resulted in net proceeds of approximately $3,075,000.  During the year ending August 31, 2006, we relied on four private equity financings that resulted in net proceeds of approximately $5,140,000.  These 2006 and 2007 financings formerly contained warrants, which if fully exercised, could have raised approximately an additional $49,350,000.  To date, the exercise of these warrants resulted in net proceeds of roughly $1,200,000; however, our recently completed financing also resulted in a warrant exchange that eliminated most of the remaining warrants from the 2006 and 2007 financings.  We have suffered operating losses since inception in our efforts to establish and execute our business strategy.   After the completion of the recent Series D preferred financing, management believed that we had adequate funds to maintain our business operations into our 2009 fiscal year and/or until we become cash flow positive, but we continued to suffer operational losses in our 2008 fiscal year. Until our operations are able to demonstrate and maintain positive cash flows, we may require additional working capital to fund our ongoing operations and execute our business strategy of expanding our operations.  In fact,   based on our current estimates of future sales and capital costs of expanding our farms in order to increase future crop yields, we will require additional financings to continue expand our operations.  Based on these factors, there is substantial doubt about our ability to continue as a going concern.

(b) Significant Accounting Policies

(i) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the acquired entities since their respective dates of acquisition.  All significant inter-company amounts have been eliminated.

Cash and equivalents

Cash and equivalents include cash, bank indebtedness, and highly liquid short term market investments with terms to maturity of three months or less.  We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents.  We maintain our cash balances primarily in on financial institution, which exceeded federally insured limits by $1,561,136 at August 31, 2008.  We have not experienced any losses, in such accounts and we believe that we are not exposed to any significant credit risk on cash and cash equivalents.

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

Long term investments

Long term investments are recorded at cost.  We review our investments periodically to assess whether there is an “other than temporary” decline in the carrying value of the investment.  We consider whether there is an absence of an ability to recover the carrying value of the investment by reference to projected undiscounted future cash flows for the investment.  If the projected undiscounted future cash flow is less than the carrying amount of the asset, the asset is deemed impaired.  The amount of the impairment is measured as the difference between the carrying value and the fair value of the asset.

Property, plant, and equipment

Property and equipment are carried at cost, less accumulated depreciation.  Depreciation is calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes.  The recovery classifications for these assets are listed as follows:

Years
Headend Facility and Fiber Infrastructure	20
Manufacturing Equipment	3–7
Furniture and Fixtures	2–7
Office Equipment	5
Leasehold Improvements	Life of lease
Property and Equipment	5
Vehicles	5

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

Income taxes

We calculate our provision for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes) (“SPAS 109”), which requires an asset and liability approach to financial accounting for income taxes. This approach recognizes the amount of taxes payable or refundable for the current year, as well as deferred tax assets and liabilities attributable to the future tax consequences of events recognized in the financial statements and tax returns. Deferred income taxes are adjusted to reflect the effects of enacted changes in tax laws or tax rates. Deferred income tax assets are recorded in the financial statements if realization is considered more likely than not.

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

Financial instruments

The carrying amount of our financial instruments, which includes cash, accounts receivable, loans receivable, bank indebtedness, accounts payable and accrued liabilities, short term debt and long term debt approximate fair value. It is management’s opinion that we are not exposed to significant interest, currency or credit risk arising from these financial instruments unless otherwise noted.

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

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings.  All derivative financial instruments held by us at August 31, 2008 were not designated as hedges.

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

Investments in Tenures as Compared to Estimated Market Value of Tenures

We currently carry our investment in Island Scallops’ tenures at $3,578.  This amount represents the initial carrying costs of certain tenures acquired by Island Scallops’ subsidiary.  These tenures do not expire until various dates ranging from 2021 – 2024, however, we believe that they have an indefinite useful life because renewal on expiration is anticipated.  The area available for shellfish aquaculture within Baynes Sound is fully subscribed, and as a result new tenures for new companies are not available through the Canadian Provincial application and review process.  The shellfish companies within the Sound are also well established and sales of tenures are quite rare, making the assessment of the market value for the Island Scallops tenures difficult.  Historical sales and government auction of tenures have received as much as $300,000 (CDN) for a small beach tenure (less than 4 acres) and $65,000 CDN) for a small deepwater tenure without infrastructure.  The few tenures on the market over the previous 24 months suggest that the current market value is approximately $10,000 to $25,000 (CDN) per acre.  Based on listings of tenures on the coast of British Columbia, discussions with local shellfish growers and individuals from the BC Assets and Land Corporation, and an independent appraisal (commissioned by Island Scallops) that recently estimated the value of our roughly 1018 acres of tenures, the  value is estimated to be approximately $8,600,000.  As a result of the recently approved tenure expansions, the estimated market value of our overall tenures has increased to roughly $10,600,000.  The estimated market value is based on the size, location and whether they are beach or deepwater in nature.  However, given the variable nature of the shellfish tenures market, the actual value that we receive from the sale of a tenure or a partial tenure could vary significantly from these estimated values.

Although we cannot determine the exact amount we would ultimately receive from the sale of our tenure(s), based upon the information stated above we expect to receive more than the carrying cost ($3,578) from such sale.  Accordingly, the carrying cost of our tenures is not indicative of their actual value.  This analysis indicates our cash generating capabilities after considering investments in capital assets necessary to maintain and enhance existing operations.

Comparison of results for the fiscal year ended August 31, 2008, to the fiscal year ended August 31, 2007.

Revenues.  Revenues for the fiscal year ended August 31, 2008, were approximately $1,584,000.  We had revenues of approximately $657,000 for the fiscal year ended August 31, 2007.  This is an increase of approximately $927,000 or 141%.  The increase in our revenue was mainly the result of an increase in the sales of our own scallops.  In fact, sales of our own scallops increased by more than 93% or roughly $509,000.  If not for the loss of live scallop sales due to the temporary closing of our harvest areas due to Red Tide issues, our overall sales may have increased by at least an additional $100,000.  Prior to 2008, our increase in sales was the result of an increase in oyster and scallop seed sales and increased joint venture sales.  As was the case in 2007 and 2006, management continued its emphasis on the development and production of larger scallop crops.  Management believes that our emphasis on expansion of future crops coupled with our new sales agreements will yield increased revenues starting in 2009 and beyond.

Gross profit (loss). Gross loss for the year ended August 31, 2008, was approximately $479,000, a increase of approximately $100,000 as compared to gross loss of roughly $379,000, for the year ended August 31, 2007. The increase in the amount of gross loss for 2008 (as compared to 2007) was mainly attributable to management’s continued focus on the expansion and development of larger scallop crops and larger scallop yields for future years and increased marketing efforts.  Part of this increase was attributable to increased costs due to higher processing plant and trucking costs as we began to establish a larger sales effort.  In the future, as we capitalize on our new sales agreements, we expect our sales to increase more rapidly that these costs and margins to quickly improve.  We continued to focus resources on maintaining, developing and tending to our scallop crops and believe that we have already seen the initial benefits in increased sales of our own scallops and that we will continue to see additional benefits from our efforts in developing larger crops in the first quarter of 2008 and beyond.

General and administrative.  General and administrative expenses for the fiscal year ended August 31, 2008, were approximately $3,185,000.  Our general and administrative expenses were approximately $1,541,000 for the fiscal year ended August 31, 2007.  This is an increase of approximately 1,644,000 or 107%.  The majority of this increase was directly attributable to stock option expense of roughly $1,780,000 as compared to $486,000 for the same period in 2007.  To date, we have already expensed the majority of the stock option expenses related to the 2,592,000 options that were outstanding as of August 31, 2008.  As such, management believes general and administrative expenses will drop significantly in the upcoming fiscal year.     Our increase in general and administrative expenses for the year ended August 31, 2008, was attributable to costs associated with establishing, building, and supporting our infrastructure and included various consulting costs, legal and accounting fees, compensation paid as result of our recent financing, overhead, realized stock compensation, stock option expenses and salaries.  We anticipate that these costs may continue to slightly rise as we continue to expand our operations.  However, we believe that we now have the necessary general and administrative staff in place to handle an expansion of up 30 million scallop crops and beyond.

Common stock issued for services.  During the year ended August 31, 2008, we had stock compensation expense of approximately $91,000.  The expense was for outside seafood sale and distribution consultants who we hired to help develop new sales and marketing programs.  During the year ended August 31, 2007, we had stock compensation expense of approximately $62,000.  The expense was also for outside seafood sale and distribution consultants who we hired to help develop new sales and marketing programs. As such, we incurred a stock compensation expense of approximately $62,000 for year ended August 31, 2007.

Other income (expense), net.  Interest expense for the year ended August 31, 2008 was approximately $11,000.  Interest expense for the year ending August 31, 2007 was approximately $16,000.  Other expense for the year ended August 31, 2008 was approximately $6,000 as opposed to other income of approximately $167,000 for the year ending August 31, 2007.  The other income for the year ended August 31, 2007 was mainly the result of a one time gain of approximately $122,000 related to the forgiveness of a third-party debt in 2007.  For the year ended August 31, 2007, we recognized a one-time gain of approximately $5,827,000 which was related to the change in fair value of warrants issued to 10 institutional and accredited investors in conjunction with preferred stock on April 12, May 30, June 30, July 11 and January 16, 2007.  As a result of the reclassifying these warrant liabilities on February 21, 2007, no such gain or loss was recorded for the year ended August 31, 2008.

As a result, other expense for the year ended August 31, 2008, was approximately $17,000 as compared to other income of approximately $5,978,000 for the year ended August 31, 2007.  As described above, the other income for the year ended August 31, 2007, was mainly a result of one-time gains associated with the forgiveness of third-party debt and change in fair-value of warrants.  Without these one-time items, other expense would have been relatively unchanged at $17,000 (for 2008) as compared to $16,000 (for 2007).

Net profit (loss).  As a result of the above, the net loss for the year ended August 31, 2008, was approximately $4,575,000 as compared to a net income of approximately $3,538,000 for the year ended August 31, 2007.

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

Paralytic Shellfish Poisoning (PSP or red tide) is another concern when farming scallops.  The adductor muscle can be processed for sale to the traditional scallop meat market even when there is a PSP closure.  On the other hand, the live animal market is stopped by PSP toxicity.  Sewage Contamination (faecal coliform) is also monitored by the Canadian Food Inspection Agency (CFIA) to avoid this problem.  These types of contaminants do not threaten the crop, it only causes a temporary displacement to the marketing of the product.  Island Scallops’ aquaculture is not without total risk; however, the development program over the last decade has reduced the risk of disease and increased the historical grow-out survival rate to 95% over the past six years.  Despite these advances, however, an outbreak of PSP, even if it did not affect Island Scallops’ stock, could have a depressive effect on the shellfish market in general, which could then adversely affect our business.

As recent as this past year, we believe that the mortality rates of our scallops were affected by high levels of PSP in our ocean farms. Although it did not harm any of our juvenile or mature scallops, it is believed that pre-metamorphic larvae are particularly susceptible. Procedures are now in place to prevent the introduction of toxic algae into the hatchery system in the coming years, however there can be no assurance that such procedures will forever prevent future PSP contamination.

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

Boring sponges and worms are organisms that make holes in the scallop’s shell, weakening it and requiring the scallop to make repairs.  Secreting additional layers of shell material to mend these holes directs energy away from growth and maintenance of the scallop.  In cases of severe infestation, the adductor muscle may be reduced in weight by up to 50%, and the meat may be discolored.

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

Starfish are a major predator of scallops, particularly in bottom culture.  If the hanging techniques are far enough from the bottom, even during extreme low tides, this is not problematic.  Since starfish and crabs have a free-swimming larval stage as part of their life cycle, it is possible that these larvae can settle within the “grow-out” nets and settle there and prey on these scallops.  However, with proper husbandry techniques these effects can be minimized.

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

In general, increased mortality rates in juveniles are due to improper feeding and hatchery husbandry. Once scallops are introduced to the ocean, increased mortality rates are caused by the above factors as well as fluctuations in salinity and currents.  Given the location of Island Scallops’ current farming areas, the salinity and currents should not be problematic.  Mortality rates can also increase due to overcrowding problems.  In cases of extreme overcrowding scallops actually bite each other and their shells become damaged.

If we are unable to expand our tenures, our projected production may be delayed.

To increase our production capacity, we must expand our tenures.  However, expanding tenures requires government approval, which can be a timely and costly process. Two of our tenures, Hindoo Creek and Deep Bay, have been approved for expansion.  We received approval to convert another one of our tenures, our Nile Creek tenure to off-bottom growing, but we need to complete that construction before we can take full advantage of the conversion.  Finally, our Denman tenure must be re-zoned before expansion thereof will be approved. Although we are confident that such approval will be granted after issues raised by local residents and fisherman, such as the use of surface floats for our longlines have been addressed, there is no guarantee that it will be granted.  In the future, we will seek expansion of our other tenures, which also may not be granted.  If we do not receive expansion approval for our Denman tenure, it will delay our proposed expansion.

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

Our success will depend, to a large degree, upon the efforts and abilities of our officers and key management employees such as Mr. Saunders, Mr. Bruce Evans and Mr. Brendan Fralick.   The loss of the services of one or more of these or other key employees could have a material adverse effect on our operations. We currently maintain key man life insurance on Mr. Saunders for a value of $1,000,000.  We also had an employment agreement with Mr. Saunders that expired in June 2008, but are currently operating as if this employment agreement is still in effect as we discuss the terms of a new agreement with him.  We do not maintain key man insurance for, nor do we currently have employment agreements with, any of our other key employees.  In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations.  Key employees will require a strong background in the marine aquaculture industry.  We cannot assure that we will be able to successfully attract and retain key personnel.

The fact that our directors and officers own approximately 28% of our capital stock and 56% of our voting capital stock may decrease your influence on shareholder decisions.

Our executive officers and directors, in the aggregate, beneficially own approximately 28% of our capital stock and 56% of our voting capital stock.  As a result, our officers and directors, will have the ability to influence our management and affairs and the outcome of matters submitted to shareholders for approval, including the election and removal of directors, amendments to our bylaws and any merger, consolidation or sale of all or substantially all of our assets.

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

There are no hatchery/producer competitors in the scallop farming business in British Columbia.  The United States will not allow the farming of the species farmed in their waters, without undergoing an extensive environmental review which may prove costly and difficult.  If these reviews are successful and US approval obtained, then this species could be cultured in US waters, which may provide increased competition for our products in the US.

Our business may be adversely affected by price volatility.

If market prices for Island Scallops’ products decrease, we will incur a loss of profits.  However, our operational costs will increase because we will have to produce the same quantity to meet the current demand, which will decrease profit margin.  This form of price volatility would be detrimental for our business.

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

We have one major customer and any disagreement with that customer could have a material adverse affect on our business.

As a result of our recent sales agreement with Fanny Bay, Fanny Bay has effectively become the sole distributor of our scallops outside of the European market.  Such a large customer will account for a significant portion of our sales and, as a result, any disagreements or problems with Fanny Bay could have a material adverse effect on our business and operations.

Our common stock may be considered a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and, therefore, it may be designated as a “penny stock” according to SEC rules.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

Our Auditors have given the Company a “Going Concern” opinion, raising substantial doubt about our ability to continuing to fund our operations.

We have suffered operating losses since inception in our efforts to establish and execute our business strategy.  As of August 31, 2008, we had a cash balance of approximately $712,000.  Although management believes that we have adequate funds to maintain our business operations into the next fiscal year and/or until we become cash flow positive, we continued to suffer operational losses in our 2008 fiscal year. Until our operations are able to demonstrate and maintain positive cash flows, we may require additional working capital to fund our ongoing operations and execute our business strategy of expanding our operations.  Based on these factors, there is substantial doubt about our ability to continue as a going concern.

ITEM 7.               FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Edgewater Foods International, Inc.
Qualicum Beach, British Columbia, Canada

We have audited the accompanying consolidated balance sheets of Edgewater Foods International, Inc. (the “Company”) as of August 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years ended August 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Edgewater Foods International, Inc. as of August 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years ended August 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
November 21, 2008

EDGEWATER FOODS INTERNATIONAL
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2008 and 2007

	2008	2007
ASSETS

Current assets:
Cash	$712,298	$1,656,868
Accounts receivable, net	195,402	73,423
Inventory	1,290,702	1,827,513
Other current assets	80,011	61,242

Total current assets	2,278,413	3,619,046

Property, plant and equipment, net	3,982,336	2,963,234

Inventory, non-current	986,327	-

Loans receivable, related party	114,079	82,260

Investments in other assets	3,758	3,770

Total assets	$7,364,913	$6,668,310

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short term debt	$109,648	$110,800
Line of credit	124,766	-
Current portion of long term debt	396,885	462,306
Accounts payable and accrued liabilities	991,061	721,292

Total current liabilities	1,622,360	1,294,398

Long term debt, net of current portion	548,004	526,299

Total liabilities	2,170,364	1,820,697

Commitments and contingencies

Stockholders' equity
Series A Preferred stock, par $0.001, 10,000,000	7,774	7,774
authorized, 7,773,998 issued and outstanding at August 31, 2008 and 2007, respectively
Series B Preferred stock, par $0.001, 220	-	-
authorized, 207 and 207 issued and outstanding at August 31, 2008 and 2007, respectively
Series C Preferred stock, par $0.001, 1,000,000	748	-
authorized, 747,870 and 0 issued and outstanding at August 31, 2008 and 2007, respectively
Series D Preferred stock, par $0.001, 380,000	305	-
authorized, 304,558 and 0 issued and outstanding a August 31, 2008 and 2007, respectively
Common stock, par $0.0001, 100,000,000 authorized,	2,448	2,371
24,479,150 and 23,712,700 issued and outstanding at August 31, 2008 and 2007, respectively
Additional paid in capital	27,497,781	22,471,315
Accumulated deficit	(22,103,314)	(17,528,303)
Accumulated other comprehensive income (loss) -
foreign exchange adjustment	(211,193)	(105,544)

Total stockholders' equity	5,194,549	4,847,613

Total liabilities and stockholders' equity	$7,364,913	$6,668,310

See accompanying summary of accounting policies and notes to financial statements

EDGEWATER FOODS INTERNATIONAL
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 2008 and 2007

	2008	2007

Revenue	$1,584,027	$657,065
Cost of goods sold	2,062,758	1,036,313

Gross profit (loss)	(478,731)	(379,248)

Expenses:
General and administrative expenses	3,185,460	1,541,192

Total operating expenses	(3,185,460)	(1,541,192)

Loss from operations	(3,664,191)	(1,920,440)

Other income (expense):
Interest expense, net	(10,993)	(15,876)
Change in fair value of warrants	-	5,826,631
Other income (expense)	(5,938)	167,144

Total other income (expense), net	(16,931)	5,977,899

Net income (loss)	(3,681,122)	4,057,459

Dividend on preferred stock	(630,142)	(518,900)

Deemed dividend for beneficial
conversion feature	(163,386)	-

Deemed dividend for exchange of
warrants for series D preferred	(100,360)	-

Net income (loss) applicable to
common shareholders	(4,575,010)	3,538,559

Foreign currency translation	(105,649)	150,776

Accumulated other comprehensive
income (loss)	$(4,680,659)	$3,689,335

Net income (loss) per Share
Basic	$(0.19)	$0.16
Diluted	$(0.19)	$0.11

Weighted average shares outstanding
Basic	23,993,935	22,228,633
Diluted	23,993,935	32,273,888

See accompanying summary of accounting policies and notes to financial statements

						EDGEWATER FOODS INTERNATIONAL
						CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(Deficit)
						FOR THE YEAR ENDED AUGUST 31, 2008 and 2007

												Other Comprehensive
	Preferred Stock										Additional	Income -
	Series A		Series B		Series C		Series D		Common Stock		Paid in	Foreign Exchange	Accumulated
	Number	Value	Number	Value	Number	Value	Number	Value	Number	Value	Capital	Adjustment	Deficit	Total
Balance at August 31, 2006	7,887,999	$7,888		$-		$-		$-	20,983,260	$2,098	-	$(256,320)	$(19,049,166)	$(19,295,500)

Comprehensive loss
Net income													4,057,458	4,057,458
Foreign currency translation												150,776		150,776
Total comprehensive loss														4,208,234

Conversion of Series A Preferred Stock	(302,801)	(303)							302,801	30	273		-	-

Common stock issued for dividends									309,839	31	518,869		(518,900)	-

Preferred Series B Stock issued in connection with financing			207	-							1,864,502			1,864,502

Value Assigned to Series B Warrants											(2,099,044)		(2,017,695)	(4,116,739)

Issue of Common and Series A preferred Stock for warrants, net of expense	188,800	189							2,076,800	208	1,189,042			1,189,439

Stock Option expense											486,118		-	486,118

Series A Warrants reclassification											17,364,812		-	17,364,812

Series B Warrants reclassification											3,084,747		-	3,084,747

Common Stock issues for Services									40,000	4	61,996		-	62,000

Balance at August 31, 2007	7,773,998	7,774	207	-	-	-			23,712,700	2,371	22,471,315	(105,544)	(17,528,303)	4,847,613

Comprehensive loss
Net loss													(3,681,122)	(3,681,122)
Foreign currency translation												(105,649)		(105,649)
Total comprehensive loss														(3,786,771)

Stock option expense											1,780,882			1,780,882

Stock Issued for services									85,000	9	90,591			90,600

Common stock issued for dividends									681,450	68	630,075		(630,143)	-

Preferred Series C Stock issued in connection with financing					747,870	748					799,900			800,648

Deemed Dividend											163,386		(163,386)	-

Preferred Series D Stock issued in connection with financing							37,500	38	-		1,461,539			1,461,577

Preferred Series D Stock issued in connection with warrant exchange							267,058	267			100,093		(100,360)	-

Balance at August 31, 2008	7,773,998	$7,774	207	$-	747,870	$748	304,558	$305	24,479,150	$2,448	$27,497,781	$(211,193)	$(22,103,314)	$5,194,549

See accompanying summary of accounting policies and notes to financial statements

EDGEWATER FOODS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:

Net income (loss)	$(3,681,122)	$4,057,458

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	563,456	351,092
Bad debt expense
Changes in fair value of warrants	-	(5,826,630)
Stock option expense	1,780,882	486,118
Common stock issued for services	90,600	62,000
Gain on retirement of debt	-	(158,728)

Changes in current assets and liabilities:
Accounts receivable	(121,979)	(34,573)
Other current assets	(18,769)	(16,661)
Loan receivables, related party	(31,819)	(59,245)
Inventory	(449,516)	(575,462)
Accounts payable and accrued liabilities	269,769	33,198

Net cash used in operating activities	(1,598,498)	(1,681,433)

Cash flows from investing activities:

Purchase of property, plant and equipment	(1,592,581)	(1,408,247)

Net cash used in investing activities	(1,592,581)	(1,408,247)

Cash flows from financing activities:

Net proceeds from line of credit	131,917	-
Proceeds from short term debt	-	4,175
Payment of short term debt	(821)	(199,384)
Proceeds from long term debt	29,798	237,486
Payment of long term debt	(114,224)	(259,688)
Proceeds from sale of common stock	-	1,083,239
Proceeds from sale of preferred stock	2,262,225	1,970,702

Net cash provided by financing activities	2,308,895	2,836,530

Foreign currency translation effect	(62,386)	93,276

Net decrease in cash	(944,570)	(159,874)

Cash, beginning of period	1,656,868	1,816,742

Cash, end of period	$712,298	$1,656,868

Supplemental disclosure of cash flow information

Net cash paid
Interest	$42,059	$31,533
Income taxes	$-	$-

Supplemental disclosure of non-cash flow information

Issuance of stock for dividends	$630,142	$518,900

Warrant liability incurred in connection with financing	$-	$4,116,739

Reclassification of warrant liability	$-	$(20,449,559)

See accompanying summary of accounting policies and notes to financial statements

EDGEWATER FOODS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation, Organization and Nature of Operations

Edgewater Foods International Inc., a Nevada Corporation, is the parent company of Island Scallops Ltd., a Vancouver Island aquaculture company. Island Scallops was established in 1989 and for over 19 years has operated a scallop farming and marine hatchery business. Island Scallops is dedicated to the farming, processing and marketing of high quality, high value marine species (scallops).

Note 2.  Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the acquired entities since their respective dates of acquisition.  All significant inter-company amounts have been eliminated.

Cash and equivalents

Cash and equivalents include cash, bank indebtedness, and highly liquid short term market investments with terms to maturity of three months or less.  We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents.  We maintain our cash balances primarily in a financial institution, which exceeded federally insured limits by $262,298 at August 31, 2008.  We have not experienced any losses, in such accounts and believe it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts receivable

Accounts receivable is presented  a net of allowance for doubtful accounts.  The allowance for doubtful accounts reflects estimates of probable losses in accounts receivable.  The allowance is determined based on balances outstanding for over 90 days at the period end date, historical experience and other current information.

Loans receivable

Loans receivable is presented a net of an allowance for loan losses, as necessary.  The loans are written off when collectability becomes uncertain.

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

At August 31, 2008 and 2007, inventory consisted of the Biomass (Scallops).

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 financial statement presentation.

Long term investments

Long term investments are recorded at cost.  We review our investments periodically to assess whether there is an “other than temporary” decline in the carrying value of the investment.  We consider whether there is an absence of an ability to recover the carrying value of the investment by reference to projected undiscounted future cash flows for the investment.  If the projected undiscounted future cash flow is less than the carrying amount of the asset, the asset is deemed impaired.  The amount of the impairment is measured as the difference between the carrying value and the fair value of the asset.

Property, plant, and equipment

Property, plant and equipment are carried at cost, less accumulated depreciation.  Depreciation is included with general and administrative expenses and in some cases cost of goods sold in the accompanying statement of operations and calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes.  The recovery classifications for these assets are listed as follows:

Years
Facility and operating plant	20
Manufacturing equipment	3–7
Furniture and fixtures	2–7
Office equipment	5
Leasehold improvements	Life of lease
Property and equipment	5
Vehicles	5

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

Impairment of long-lived assets

We monitor the recoverability of long-lived assets, including property, plant and equipment and intangible assets, based upon estimates using factors such as expected future asset utilization, business climate, and undiscounted cash flows resulting from the use of the related assets or to be realized on sale. Our policy is to write down assets to the estimated net recoverable amount, in the period in which it is determined likely that the carrying amount of the asset will not be recoverable.  At August 31, 2008 no indication of impairment was present.

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

Farm license costs

We must pay annual license costs in respect to government-granted tenures that it holds, which gives us the right to use certain offshore ocean waters for the purpose of aquaculture farming. Such license costs are recognized as an expense over the period of the license.

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

Revenue recognition

We recognize revenue when it is realized or realizable, and earned.  We consider revenue realized or realizable and earned when it has persuasive evidence of a contract, the product has been delivered or the services have been provided to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

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

Financial instruments

The carrying amount of our financial instruments, which includes cash, accounts receivable, loans receivable, accounts payable and accrued liabilities, short term debt, shareholder debt, and long term debt, approximate fair value based on either i) the short-term nature of the instrument or ii) the reasonableness of the interest rate as compared to market rates for the long-term instruments. It is management’s opinion that we are not exposed to significant interest, currency or credit risk arising from these financial instruments unless otherwise noted.

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

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings.  All derivative financial instruments we held as of August 31, 2008, were not designated as hedges.

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

During the year ended August 31, 2008, five customers, Sea World Fisheries, Turning Point, Organic Ocean Seafood, Inc., TriStar Seafood Supply Ltd. And Port Hardy Seafood Ltd., individually accounted for 12%, 12%, 10%, 9% and 5% or our revenues respectively, and we therefore are materially dependent upon such customers. During the year ended August 31, 2007, four customers, Sea World Fisheries, TriStar Seafood Supply Ltd., Port Hardy Seafood Ltd. and Lobsterman, individually accounted for 17%, 13%, 12% and 12% or our revenues respectively, and we therefore are materially dependent upon such customers. Our ongoing operations are dependent on continued business from these customers.

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

We periodically issue common stock for acquisitions and services rendered.  Common stock issued is valued at the estimated fair market value, as determined by our management and board of directors.  Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the various weighted average assumptions, including dividend yield, expected volatility, average risk-free interest rate and expected lives.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Year ending August 31, 2008	Year ending August 31, 2007
Numerator:
Net income (loss) applicable to common shareholders	$(4,575,010)	$3,538,559

Denominator:	--	--
Denominator for basic net income per share:	23,993,935	22,228,633

Weighted average dilutive potential common shares

Series A Preferred Stock	-	7,752,699
Series B Preferred Stock	-	1,114,574
Series C Preferred Stock	-	-
Series D Preferred Stock	-	-
Options and warrants	-	1,177,982

Denominator for diluted net income per share	23,993,935	32,273,888

Basic net income (loss) per share	$(0.19)	$0.16

Diluted net income (loss) per share	$(0.19)	$0.11

The treasury stock effect of options and warrants to purchase shares of common stock outstanding at August 31, 2008 has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for the year ending August 31, 2008 presented are identical.

Recent accounting pronouncements

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (“SAB 110”). SAB 110 states that the staff will continue to accept, under certain circumstances, the use of the simplified method for estimating the expected term of “plain vanilla” share options in accordance with SFAS 123(R) beyond December 31, 2007. The Company believes there will be no material impact on the Company’s financial statements upon adoption of this standard.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, and an amendment of ARB Statement No. 51.” SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and the non-controlling interest. SFAS No. 160 will be effective for the Company on August 31, 2009, and is not expected to have a significant impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (Revised)”, to replace SFAS No. 141, “Business Combinations. SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. The Company is evaluating the impact of SFAS No. 141 (R).

Management has evaluated other recent accounting pronouncements and does not believe that the adoption of these would have a material impact on our consolidated financial statements.

Note 3.  Property, Plant and Equipment

Property, plant and equipment at August 31, 2008, consisted of the following:

	Cost	Accumulated Amortization	Net Book Value

Land	$236,731	$-	$236,731
Buildings	1,161,108	(294,883)	866,225
Seawater piping and tanks	641,535	(339,478)	302,057
Boats and barge	620,431	(187,385)	433,046
Field equipment	3,496,702	(1,444,566)	2,052,136
Office equipment	24,348	(14,960)	9,388
Vehicles	100,523	(49,520)	51,003
Computer equipment	55,924	(24,174)	31,750

	$6,337,302	$(2,354,966)	$3,982,336

Depreciation expense for the years ended August 31, 2008 was approximately $563,000.

Property, plant and equipment at August 31, 2007 consisted of the following:

	Cost	Accumulated Amortization	Net Book Value

Land	$237,534	$-	$237,534
Buildings	953,896	(256,913)	696,983
Seawater piping and tanks	630,877	(308,509)	322,368
Boats and barge	398,551	(151,355)	247,196
Field equipment	2,425,922	(1,012,682)	1,413,240
Office equipment	19,556	(14,044)	5,512
Vehicles	66,466	(39,778)	26,688
Computer equipment	28,021	(14,308)	13,713

	$4,760,823	$(1,797,589)	$2,963,234

Depreciation expense for the year ended August 31, 2007 was approximately $351,000.

Note 4.  Related Party Transactions

At August 31, 2008, we have five secured notes receivable from RKS Laboratories, Inc., a Vancouver research and development company that is working towards developing superior strains of scallops with beneficial traits such as higher meat yield and rapid growth.  Robert Saunders, our President and CEO, owns 100% of RKS.  The first  non-interest bearing notes in the combined amount of $81,982 which are secured by all assets of RKS, were originally due on or before various dates between June 15, 2007 and August 31, 2008, but were recently extended to August 31, 2009.  The second non-interest bearing note in the amount of $5,328, which is also secured by all assets of RKS, is due on or before November 30, 2008.  The fourth non-interest bearing note in the amount of $19,486, which is also secured by all assets of RKS, is due on or before February 28, 2009.  The fourth non-interest bearing note in the amount of $2,257, which is also secured by all assets of RKS, is due on or before May 31, 2009.  The fifth non-interest bearing note in the amount of $5,026, which is also secured by all assets of RKS, is due on or before August 31, 2009. These amounts are included in assets as loans receivable.

Note 5.  Investments in Tenures

Edgewater carries its Investment in Tenures at $3,758 and $3,770 at August 31, 2008 and 2007, respectively.  This amount represents the carrying costs of certain shellfish tenures acquired by Island Scallops’ subsidiary, 377332 B.C. Ltd.  Shellfish tenures are government-granted rights allowing limited use of offshore waters for the purposes of cultivation of shellfish.  The granting of shellfish tenure rights are the responsibility of the Provincial (British Columbia) Government and not the Canadian Federal Government.  As such, the government assistance that we receive via loan agreement with various Federal Agencies has no effect on our ability to renew and/or modify these tenure agreements.  The tenure held by 377332 B.C. Ltd. has an expiration date of July 10, 2021.  Other shellfish tenures held by Edgewater and our subsidiaries have expiration dates ranging from 2021 to 2024.

These tenures are considered to have an indefinite useful life because renewal on expiration is anticipated, and are not subject to amortization.

Note 6.  Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities are balances outstanding related to credit cards held in the name of one of our shareholders totaling $33,292 and $25,578 at August 31, 2008 and 2007, respectively.  We used these credit cards as a means of short term financing and incur interest charges on such unpaid balances.

Included in accounts payable and accrued liabilities at August 31, 2008, is an amount of $131,859 in respect to an agreement to purchase geoduck seed from us (for additional information see Note 13 – Contingent Liabilities).

Included in accounts payable and accrued liabilities at August 31, 2008 and 2007, is $95,065 and $87,869 of principal due and interest accrued in respect to the loan from the National Research Council of Canada Industrial Research Assistance Program (see Note 9 – Long Term Debt for additional information).

Note 7.  Short Term Debt

Included in short-term debt at August 31, 2008, are estimated royalties of $62,522 payable to a third party from whom the former sole shareholder of Island Scallops originally acquired the shares of Island Scallops.  The 1992 share purchase agreement (for Island Scallops) provided that the third party was to receive 3% of revenues from Island Scallops as earned, on a quarterly basis, throughout the period from December 1, 1992 to November 30, 2002.  The third party holds a first charge (or first lien) over our inventory (including broodstock) in the amount of $328,793 in support of its royalty entitlement.  The third party has not taken further action to enforce payment of the arrears liability.  To date, we have accrued the entire balance of $62,522 as a current liability and we plan to pay it with available funds in the near future.

Included in short-term notes payable at August 31, 2008, is an unsecured non-interest bearing demand loan payable to an individual with a face value of $47,126 and no specific terms of repayment.  However, the lender had previously informally requested that the loan be repaid in full by October 6, 2008.

Note 8.  Line of Credit

Included in line of credit at August 31, 2008 are two bank lines of credit.  The first line is a $78,000 bank line of credit for Island Scallops.  The interest rate on the line of credit is 7.5% as of August 31, 2008.  At August 31, 2008, the balance due is $77,795. The second line is a $50,000 bank line of credit for Island Scallops.  The interest rate on the line of credit is 6.5% as of August 31, 2008.  At August 31, 2008, the balance due is $46,971.  This second line of credit is subject to a personal guarantee by our Chairman and CEO, Robert Saunders.

Note 9. Long Term Debt

These consolidated financial statements include a Western Diversification Program non-interest bearing loan to Island Scallops that requires repayment equal to 12% of gross revenues from our scallop sales, payable semi-annually, with no specified due date.  The repayment terms have been formally amended several times.  Most recently, in June 2008, the Western Diversification Program agreed to allow Island Scallops to suspend repayment of the roughly $402,000 loan until October 2008.  Starting in October 2008, Island Scallops began repaying the loan at a rate of $9,394 per month for five months.   Once Island Scallops has completed these five months of loan payments are completed, the Western Diversification Program has  agreed to base quarterly repayments on 3% of the gross scallop sales (as opposed to the originally agreed upon 4%) or $23,485 whichever is greater.    The company is currently seeking to renegotiate this new agreement to further extend the repayment terms.  At August 31, 2008, the balance due is $381,286, of which $117,426 is reflected in the current portion of long term debt and the remaining balance of $284,970 is reflected as long term debt.

These consolidated financial statements include Island Scallops’ unsecured loan from the National Research Council of Canada Industrial Research Assistance Program which requires quarterly payments commencing March 1, 2003 equal to 3% of gross revenues of Island Scallops until the earlier of full repayment or December 1, 2012.  If at December 1, 2012, Island Scallops has not earned sufficient revenues to be required to repay the original loan amount, the remaining portion of the loan is to be forgiven.  Amounts currently due at August 31, 2008, bear interest at a rate of 1% per month.  At August 31, 2008, Island Scallops is in arrears in respect to the payment of these amounts.  The National Council of Canada Industrial Research Assistance Program has requested payment of the $95,065 that they claim is owed under this loan agreement.  As such, at August 31, 2008, $95,065 is included in accounts payable and accrued liabilities and the remaining full principal balance of $279,459 is reflected in the current portion of long term debt. We are seeking to renegotiate the repayment terms.

These consolidated financial statements include Island Scallop’s mortgage loan repayable at $2,677 per month (currently interest only calculated at 10.5% per annum).  The loan is secured by a second charge on the real property of Island Scallops. At August 31, 2008, the principal due is $263,034.

As a result, at August 31, 2008, we had $944,889 of long-term debt less a current portion of $396,885 for a balance of $548,004.  Principal payments due within each of the next five fiscal years and subsequently, in respect to long term debt are approximately as follows:

2009	$396,885
2010	187,882
2011	93,941
2012	3,147
2013	-
2014 and beyond	$263,034

$944,889

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

Note 11.  Series D Preferred Stock Financing

On May 29, 2008, we signed a Series D Convertible Preferred Stock Purchase Agreement with one accredited investor whereby such investor was committed, subject to the satisfaction of certain closing conditions, to purchase $1,500,000 of our Series D Preferred Shares.  As part of this financing, we also entered into an Exchange Agreement with the investor and certain other holders of our outstanding warrants, whereby the Series J Warrant that the investor received pursuant to the financing we closed on November 5, 2007, as disclosed in the Form 8-K filed on November 7, 2007, was cancelled, and the investor and certain other holders of our outstanding warrants returned to us warrants to purchase an aggregate of 24,941,605 shares of our common stock, which the investor and such other warrant holders received pursuant to the financings we closed on: (i) April 12, 2006, as disclosed in our Form 8-K filed on April 14, 2007; (ii) May 30, 2006, as disclosed in our Form 8-K filed on May 30, 2006; and (iii) November 5, 2007, as disclosed in our Form 8-K filed on November 7, 2007, in exchange for an aggregate of 267,059 Series D Preferred Shares. The net proceeds from the financing are to be used for supplies, processing plant upgrades, working capital and general corporate purposes.  All of the closing conditions were satisfied and accordingly we completed the private equity financing and received net proceeds of approximately $1.46 million on June 11, 2008. In connection with the financing, a deemed dividend was recorded for $100,360 based on the relative fair values of the preferred shares and exchanged warrants.

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

Note 12.  Preferred Stock Dividends

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

On December 31, 2007, we issued 172,750 shares of common stock to the investors of our April 12, May 30, June 30 and July 11, 2006 financings as payment of the semi-annual dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. The number of shares issued was based on the dividend payment at a rate of 8% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000 for the April 12 financing, $1,500,000 for the May 30 financing, $1,550,000 for the June 30 financing and $1,450,000 for the July 11 financing) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $233,500 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On December 31, 2007, we issued 45,999 shares of common stock to the investors of our January 16, 2007 financing as payment of the semi-annual dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock.  The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $63,000 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On December 31, 2007, we issued 17,883 shares of common stock to the investors of our November 5, 2007 financing as payment of the semi-annual dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount (approximately $897,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $24,000 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On June 30, 2008, we issued 325,575 shares of common stock to the investors of our April 12, May 30, June 30 and July 11, 2006 financings as payment of the semi-annual dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. The number of shares issued was based on the dividend payment at a rate of 8% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000 for the April 12 financing, $1,500,000 for the May 30 financing, $1,550,000 for the June 30 financing and $1,450,000 for the July 11 financing) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $233,500 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On June 30, 2008, we issued 86,691 shares of common stock to the investors of our January 16, 2007 financing as payment of the semi-annual dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock.  The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $62,500 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On June 30, 2008, we issued 33,704 shares of common stock to the investors of our November 5, 2007 financing as payment of the semi-annual dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock.  (See Note10 – Series C Preferred Shares Financing for additional information on the Series C Convertible Preferred Stock).  The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount (approximately $897,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $24,000 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

Note 13.  Contingent Liabilities

Our wholly owned subsidiary, Island Scallops, entered into an agreement in 1998 with two parties, under which Island Scallops was to produce and sell geoduck seed to the two parties. Island Scallops received advance payments from each of the two parties in 2002 of approximately $64,140 and recognized related revenue of $43,705 in respect to seed delivered in 2002. The balance of the deposits received (advance payments), net of sales, totaling $131,859, is included in accounts payable and accrued liabilities.

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

As of August 31, 2004, one of the two parties made claims that Island Scallops owed it an amount totaling $88,925.   This particular party believed that the agreement required Island Scallops to deliver the product in year one and did not allow Island Scallops to make up any shortfall with product produced in the following year. The balance included in accounts payable and accrued liabilities related to this party is $35,228.

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at August 31, 2008 and 2007 are as follows:

	August 31,	August 31,
	2008	2007
Deferred tax asset attributable to:
Net operating loss carryover	$4,386,000	$3,541,000
Less, valuation allowance	(4,386,000)	(3,541,000)
Total net deferred tax asset	$-	$-

We follow Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” SFAS No. 109 requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management has determined that a valuation allowance of approximately $4,386,000 and $3,541,000 at August 31, 2008 and 2007 is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized.  The change in valuation allowance for 2008 and 2007 was approximately $845,000 and $1,117,000 respectively.

At August 31, 2008, and 2007 we had net operating loss carryforwards amounting to approximately $2,336,000 and $6,960,000 for U.S. and Canadian tax purposes, respectively, that expires in various amounts beginning in 2009 and 2009 in the U.S. and Canada, respectively.

The federal statutory tax rate reconciled to the effective tax rate for 2008 and 2007 are as follows:

	2008	2007
Tax at U.S. statutory rate	34.0%	34%
State tax rate, net of federal benefits	0.0	0.0
Foreign tax rate in excess of U.S. statutory rate	17.6%	17.6%
Change in valuation allowance	(51.6%)	(51.6%)
Effective tax rate	0.0%	0.0%

Note 15.  Stock-Compensation and Option Expense

Stock Compensation

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

Stock Options

In August 2005, our Board of Directors approved the “Edgewater Foods International 2005 Equity Incentive Plan.” The Board of Directors reserved 5,000,000 shares of our common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants to Edgewater. As of August 31, 2008, our Board of Directors had authorized the issuance of 2,962,000 options to employees.

During the years ended August 31, 2008 and 2007, $1,780,882 and $486,118 in stock option expenses were recognized respectively.  An additional, $6,789 will be recognized in the three month period ending November 30, 2009.

Stock option activity during the period ending August 31, 2008 and 2007, was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 31, 2006	282,000	$1.50
Granted	2,680,000	1.25
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding, August 31, 2007	2,962,000	1.26
Granted	30,000	1.21
Exercised	--	--
Forfeited	(400,000)	1.50
Expired	--	--
Outstanding, August 31, 2008	2,592,000	$1.23
Exercisable, August 31, 2008	2,592,000	$1.23

At August 31, 2008, 62,000 of the exercisable options expire in August 2010, 190,000 of exercisable options expire in April of 2012, 2,120,000 of the exercisable options expire in August 2012 with the remaining balance of 220,000 having an expiration date of August 2015.

Warrant activity during the period ending August 31, 2008 and 2007, was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, August 31, 2006	22,207,487	$1.52
Granted	8,144,365	1.87
Exercised	2,265,600	0.56
Forfeited	--	--
Expired	--	--
Outstanding, August 31, 2007	28,086,252	1.75
Granted	3,028,873	2.00
Exercised	--	--
Forfeited	--	--
Returned and exchanged	(29,428,826)	1.75
Expired	(304,347)	1.30
Outstanding, August 31, 2008	1,381,952	$1.33
Exercisable, August 31, 2008	1,381,952	$1.33

At August 31, 2008, if all options and warrants were exercised and all shares of preferred stock were converted, the company would have 65,526,278 shares of common stock outstanding.

Note 16. Commitments and Contingencies

Corporate Offices

For the fiscal year ended August 31, 2008, our U.S. corporate office was located at 400 Professional Drive, Suite 310, Gaithersburg, Maryland 20878.  This space was provided on a rent free basis by one of our shareholders.  As a result, we did not recognize rental expense in the fiscal year.

Employment Agreements

We entered into an employment agreement with Mr. Robert Saunders as our Chairman and President effective on June 29, 2005.  Subsequently in August 2005, Mr. Saunders was appointed CEO by our Board of Directors.  Mr. Saunders will serve at the pleasure of the Board of Directors.  For serving as President, Mr. Saunders’ compensation will be US $60,000 per annum.  Additionally, we agreed to grant Mr. Saunders a signing bonus of US $150,000 to be paid on closing of at least US $3,500,000 in third party financing and increase his compensation to $120,000 per annum if we receive at least US $5,000,000 in outside funding.  After the completion of our Series A Preferred Stock Financing, Mr. Saunders was due the signing bonus of $150,000 and a monthly salary of $10,000 per month beginning in August 2006. However, Mr. Saunders agreed to reduce his monthly salary to $5,000 per month until such time that we become significantly cash flow positive for its operations.   As of August 31, 2008 we had paid Mr. Saunders $100,000 of the $150,000 bonus that was due under the terms of the agreement.  Additionally, we are currently discussing possible restructuring/payment terms of the accrued salary of  $190,000 as of August 31, 2008 until such time that we become significantly cash flow positive for its operations.  As of August 31, 2008, the term of the initial employment agreement had expired and we are currently discussing finalizing a new employment agreement.  Until a new agreement is completed, we will continue to operate under the terms of this agreement.

Marketing Consulting Agreements

In June 2007, our wholly owned subsidiary, Island Scallops, Ltd. (“ISL”) entered into a Consulting Agreement with Pacific Crab Co. (the “consultant’) to develop new markets and facilitate the sale and distribution of ISL’s products.  As compensation for the consultant’s marketing services, ISL shall pay the consultant $12,500 per month for the next twelve months.  In addition and pursuant to the terms of the agreement, the Company will issue a total of 100,000 shares of our common stock (under an agreed upon schedule) in exchange for consulting and marketing services Pacific will provide to ISL.  (for additional information on the distribution schedule see Note 15 – Stock Compensation Expense).  This agreement expired in June 2008 and we are currently operating without a new marketing consulting agreement.

Note 17.  Subsequent Events

On September 8, 2008, our board of directors authorized the issuance of an aggregate of 100,000 options to purchase our common stock to one of our directors pursuant to the “Edgewater Foods International 2005 Equity Incentive Plan.”  The options vest in two equal installments over the next two years (on September 8, 2009 and 2010).  Each option is exercisable for a period of five years from the issuance date and has an exercise price of $0.45 respectively.  Pursuant to this option, we  will incur approximately an additional $43,000 through August 31, 2010. We used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the options (five), underlying stock price of $0.45 per share, no dividends; a risk free rate of 2.96%, which equals the one, three and six-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 175%. However, at the date of this Report, we have not yet issued this option.

In November 2008, our wholly owned subsidiary – Island Scallops, Ltd., entered into a Share Exchange Agreement with Granscal Sea Farms Ltd., a Kanish Bay Company and Granscal’s sole shareholder.  Pursuant to the Agreement, Granscal’s sole shareholder shall assign and transfer all of his Granscal shares to Island Scallop in exchange for: (i) 400,000 restricted shares of our common stock; (ii) a sum equal to 50% of the gross revenue Island Scallops earns on account of the sale of Granscal’s 2004, 2005 and 2006 brood year inventory currently in the water – to be paid out as and when Island Scallops receives it; and (iii) an aggregate cash fee of $30,000.  Pursuant to the Agreement; Island Scallops also agreed to pay the $35,000 that Granscal owes to the Bank of Montreal.

The $30,000 cash fee shall be paid in $5,000 monthly installments beginning on September 30, 2008 and continuing until the cash fee is fully paid.  The cash fee is secured by a Promissory Note between Island Scallop and Granscal’s sole shareholder, who is also Granscal’s Chief Executive Officer.  The Promissory Note does not contain any interest, but is immediately due and payable if Island Scallop remains in default of the Promissory Note after a10 day cure period.  Pursuant to the Promissory Note, Granscal shall have a security interest in one of Island Scallops commercial vessels until the Promissory Note is fully repaid.

Note 18.  Going Concern

Prior to the completion of our initial Preferred Stock Financing, working capital had been primarily financed with various forms of debt.  We have suffered operating losses since inception in our efforts to establish and execute our business strategy.  As of August 31, 2008, we had a cash balance of approximately $712,000.  After the completion of the recent Series D preferred financing (see Note 11 – Series D Preferred Stock Financing for additional information), management believed that we had adequate funds to maintain our business operations into our 2009 fiscal year and/or until we become cash flow positive, but we continued to suffer operational losses in our 2008 fiscal year. Until our operations are able to demonstrate and maintain positive cash flows, we may require additional working capital to fund our ongoing operations and execute our business strategy of expanding our operations.  In fact,   based on our current estimates of future sales and capital costs of expanding our farms in order to increase future crop yields, we will require additional financings to continue expand our operations.  Based on these factors, there is substantial doubt about our ability to continue as a going concern.

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

Note 19.  Foreign Operations

Our share of net assets held outside the United States totaled approximately $6,653,000 and $5,007,000 at August 31, 2008 and 2007, respectively.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 8A.	CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this annual report on Form 10-K, the Company evaluated the effectiveness of the design and operation of (i) their disclosure controls and procedures, and (ii) their internal control over financial reporting. The evaluators who performed this evaluation were our Chief Executive Officer, Robert Saunders and Acting Chief Accounting Officer, Michael Boswell; their conclusions, based on and as of the date of the Evaluation (i) with respect to the effectiveness of our Disclosure Controls and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls are presented below.

CEO and CFO Certifications

Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and Acting CAO, which are required in accordance with the Exchange Act and the Commission’s rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in the Company's reports filed with the Securities and Exchange Commission under the Securities Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the Acting CAO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) the Company's transactions are properly authorized, (ii) the Company’s assets are safeguarded against unauthorized or improper use, and (iii) the Company's transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

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

Scope of the Evaluation

The CEO and Acting CAO’s evaluation of the our Disclosure Controls and Internal Controls included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and Acting CAO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-K and annual reports on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

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

Conclusions

Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and Acting CAO concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to us is made known to management, including the CEO and Acting CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

Management’s Report on Internal Controls Over Financial Reporting

Board of Directors and Edgewater Foods International, Inc:

The Management of Edgewater Foods International, Inc is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that  receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements, and (iv) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, the effectiveness of internal control over financial reporting was made as of a specific date. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that, as of August 31, 2008, Edgewater Foods International, Inc. maintained effective internal control over financial reporting.

Although currently we do not identify any material weaknesses in the process of self assessment, we have recognized significant weaknesses in internal controls.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  We are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

EDGEWATER FOODS INTERNATIONAL, INC

/s/  Robert Saunders
Robert Saunders
Chief Executive Officer

PART III.

ITEM 9.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and text set forth the names and ages of all directors and executive officers as of November 28, 2008. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders, which is anticipated to be held in January 12, 2009, and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Dr. Kristina Miller, our Chief Scientific Advisor is the wife of Robert Saunders, our Chairman, CEO and President; otherwise, there are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position
Robert Saunders	55	Chairman,CEO and President
Douglas C.MacLellan	52	Vice Chairman
Mark H. Elenowitz	38	Director
Javier Idrovo	40	Director
Michael Boswell	39	Director, Acting Chief accounting Office
Darryl Horton	58	Director
Victor Bolton	54	Director

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

Douglas C. MacLellan, Vice-Chairman. Since May 1992, Mr. MacLellan has been President and Chief Executive Officer of the MacLellan Group, Inc., a privately held business incubator and financial advisory firm.  Mr. MacLellan is currently Chief Executive Officer and Executive Chairman of AMDL, Inc. (AMEX: ADL), a publicly held biotechnology firm.  He was previously a member of the board of directors and chairman of the audit committee of ADML, Inc.  From 2002 until September 2005, Mr. MacLellan was Vice Chairman and a Director of AXM Pharma, Inc. (AMEX; AXJ).  From March 1998 through October 2000, Mr. MacLellan was the co-founder and a significant shareholder of Wireless Electronique, Ltd., a China-based telecommunications company having joint venture operations with China Unicom (NASDAQ: CHU) in Yunnan, Inner Mongolia and Ningxia provinces.  He is also a co-founder and, since May 1997, has been a director of Datalex Corporation, a Canadian-based legacy software solution provider. From November 1996 to March 1998, Mr. MacLellan was co-Chairman and an Investment Committee member of the Strategic East European Fund.  From November 1995 to March 1998, Mr. MacLellan was President, Chief Executive Officer and a Director of PortaCom Wireless, Inc., a company engaged as a developer and operator of cellular and wireless telecommunications ventures in selected developing world markets.  Mr. MacLellan is a former member of the board of directors and co-founder of FirstCom Corporation (NASDAQ: FCLX), an international telecommunications company that operates a competitive access fiber and satellite network in Latin America, which became AT&T Latin America (NASDAQ: ATTL) in August 2000.  During 1996, he was also the Vice-Chairman of Asia American Telecommunications (now Metromedia China Corporation), a majority-owned subsidiary of Metromedia International Group, Inc. (AMEX: MMG). Mr. MacLellan was educated at the University of Southern California in economics and finance, with advanced training in classical economic theory.

Mark H. Elenowitz, Director.  Mr. Elenowitz is a co-founder and managing director of TriPoint Capital Advisors, LLC. Mr. Elenowitz is responsible for the overall corporate development of the firm and assisting their clients with high-level financial services and general business development. In this role he provides high level advice regarding corporate finance, corporate structure, SOX 404 compliance, employee option programs and capital market navigation including providing advice as a member of the board of directors. Mr. Elenowitz integrates a strong, successful entrepreneurial background with extensive financial services and capital markets experience.  Mr. Elenowitz has assisted in numerous companies in a “soup-to-nuts” process of preparing a company for the public markets, bringing them public and advising on an ongoing basis via board seats and executive positions to oversee further rounds of financing, strategic acquisitions and a broader investor market via a listing on “higher” securities exchange or market. Mr. Elenowitz is also currently a director of Global Growth Acquisition Corp. 1, a Cayman Islands corporation. From December 2002 to September 2005, Mr. Elenowitz was a board member of AXM Pharma formerly (AMEX: AXJ) He was also the senior managing director of Investor Communications Company, LLC (ICC), a national investor relations firm he founded in 1996. Through ICC, Mr. Elenowitz has developed ongoing relationships with other investment banking firms, market makers, and analysts. Mr. Elenowitz has worked with over 50 publicly traded companies providing the above mentioned financial consulting and strategic planning services. Mr. Elenowitz holds the Series 24, 82 and 63 licenses and is also CEO of TriPoint Global Equities, LLC, a FINRA member firm. Mr. Elenowitz is the recipient of several entrepreneurial awards and has been profiled in BusinessWeek and CNBC, as well as several other publications. He is a graduate of the University of Maryland School of Business and Management, with a Bachelor of Science in Finance.

Javier Idrovo, Director. Mr. Idrovo has been involved in the food industry since 2001 when he joined Dole Food Company, Inc. as Vice President of Strategy. In 2004, Mr. Idrovo was promoted to Senior Vice President of Strategy.  In 2005, he became Vice President and CFO of Dole Packaged Foods, one of the operating divisions of Dole Food Company.  In 2006, he was promoted to President of Dole Packaged Foods and held that title until March 2008.  Prior to joining Dole, Mr. Idrovo worked as a management consultant for The Boston Consulting Group, Inc. holding positions of increasing responsibility from Associate Consultant to Manager.  As a consultant, Mr. Idrovo worked for clients on projects that focused on strategy issues as well as organizational effectiveness issues across a number of industries including, but not limited to, Telecommunications, Retailing, Manufacturing, and Financial Services.  He received a Bachelor of Science degree in 1989 and a Master of Engineering degree in 1990 both from Harvey Mudd College.  Mr. Idrovo also received a Master of Business Administration degree from Harvard Business School in 1995.

Michael Boswell, Director and Acting Chief Accounting Officer. Mr. Boswell is a co-founder and member in TriPoint Capital Advisors, LLC, a boutique merchant bank focused on small and mid-sized growth companies and a co founder of the TriPoint family of companies. Mr. Boswell provides high-level financial services to start-up businesses and small to mid-sized companies. Mr. Boswell is currently a member of the board of directors and chairman of the audit committee of AMDL, Inc. (AMEX: ADL), a publicly held biotechnology firm.  Mr. Boswell is also currently a director of Global Growth Acquisition Corp. 1, a Cayman Islands corporation. Mr. Boswell holds the Series 24, 82 and 63 licenses and is also Managing Director and Chief Compliance Officer of TriPoint Global Equities, LLC, a FINRA member firm.  Prior to the founding of TriPoint, Mr. Boswell had a number of executive positions focusing on business development and management consulting. Mr. Boswell also spent eight years as a senior analyst and/or senior engineer for various branches of the United States Government. He earned a MBA from John Hopkins University and a BS degree in Mechanical Engineering from University of Maryland.

Darryl Horton, Director.  Mr. Horton has been a businessman successfully involved in numerous construction and development projects for the past 35 years. He is the President, Manager and a Partner of Abbotsford Development Corporation and is currently managing a development project in Abbotsford, British Columbia called Eagle Mountain.  Eagle Mountain is an upscale, master planned community of single family homes, town homes and commercial properties covering approximately 60 acres that is expected to be valued, upon completion, in excess of 200 million dollars. Prior to Eagle Mountain, Mr. Horton managed, owned and marketed numerous other residential and commercial projects including the construction of a 30 million dollar multi-function residential Intermediate Care Facility in LaJolla California. For 15 years Mr. Horton was a partner in a general contracting company that did various contracts with an average volume of about 25 million per year.   In the 1970’s, Mr. Horton was the Vice president of Community Builders, the largest single family developer in British Columbia.   Mr. Horton is also the director of several other building and development companies in British Columbia.

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

Dr. Kristina M. Miller, Chief Scientific Advisor.   Dr. Miller is currently Head of the Molecular Genetics Section in the Pacific Region for the Department of Fisheries and Oceans, Canada (DFO).   She has been a research scientist at DFO since obtaining her PhD in Biological Sciences from Stanford University in 1992.  The Molecular Genetics section she oversees contains a staff of 26, including scientists, biologists, computer analysts and research technicians.  Dr. Miller conducts research on the genetic composition, adaptation, immunity and physiology of wild and domesticated fish and shellfish species using both molecular and genomic approaches.  She has been a leader in the development of molecular technologies to aid in the conservation and management of aquatic resources.  In the past 10 years, she has published over 40 scientific peer-reviewed journal manuscripts, and her group has been the focus of numerous magazine and newspaper articles.  Dr. Miller brings a strong scientific component to the management of Edgewater Foods, and she will serve as Chief Scientific Advisor.  In addition to her PhD, Dr. Miller received a BSc in Zoology from University of California, Davis in 1983, and a MSc in Biology from University of British Columbia in 1986.  Dr. Miller is Robert Saunders, our Chairman, CEO and President’s wife.

Board Committees

We currently have seven committees appointed by our Board of Directors:

•	Acquisition/Business Opportunity Committee, which is comprised of Javier Idrovo, Victor Bolton and Douglas MacLellon.

•
Audit Committee, which is comprised of Douglas MacLellan (Chair), Javier Idrovo and Darryl Horton.  The Board has determined that all of these members are independent, as that term is defined in Section 121(A) of the American Stock Exchange’s Listing Standards.

•	Finance Committee, which is comprised of Mark Elenowitz (Chair), Douglas MacLellan and Robert Saunders.

•	Compensation Committee, which is comprised of Victor Bolton, Darryl Horton and Doug MacLellan.

●	Disclosure Committee, which is comprised of Douglas MacLellan (Chair), Robert Saunders and Michael Boswell.

●
Nominating Committee, which is comprised of Robert Saunders (Chair) and Douglas MacLellan. The Board has determined that Mr. MacLellan are independent, as that term is defined in Section 121(A) of the American Stock Exchange’s Listing Standards.

•	Sarbanes-Oxley Steering Committee, which is comprised of Douglas MacLellan, Robert Saunders, Michael Boswell and Louis Taubman (Louis Taubman is our outside corporate and securities counsel).

Audit Committee and Financial Expert

We have an Audit Committee as specified in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, composed of Douglas MacLellan (Chair), Javier Idrovo and Darryl Horton.  The Audit Committee focuses its efforts on assisting our Board of Directors to fulfill its oversight responsibilities with respect to our:

•	Quarterly and annual consolidated financial statements and financial information filed with the Securities and Exchange Commission;

•	System of internal controls;

•	Financial accounting principles and policies;

•	Internal and external audit processes; and

•	Regulatory compliance programs.

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

Audit Committee Financial Expert

Douglas MacLellan is our Audit Committee Financial Expert, as that term is defined in Item 407 of Regulation S-B and the Board has determined that Mr. MacLellan is independent, as that term is defined in Section 121 of the American Stock Exchange’s Listing Standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.  Mr. MacLellan’s qualifications as an audit committee financial expert are described in his biography above.

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

Based on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2008.

Code of ethics

On August 3, 2005, we adopted a code of ethics that applies to our Chief Executive Officer and Principal Financial and Accounting Officer.  You may obtain a copy of any of our codes of ethics at no cost, by written request to:  Edgewater Foods International, Inc., 5552 West Island Highway, Qualicum Beach, British Columbia, Canada V9K 2C8; or, by oral request at: (250) 757-9811.

ITEM 10.               EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)
(a)	(b)	(c)	(d)	(e)	(f)
Robert Saunders Chief Executive Officer	2008	60,000 (1)	0	0	227,164 (3)
Robert Saunders Chief Executive Officer	2007	60,000 (1)	0	0	20,651
Michael Boswell Acting Chief Accounting Officer	2008	0 (2)	0	0	295,317 (3)
Michael Boswell Acting Chief Accounting Officer	2007	0 (2)	0	0	26,847

Name and Principal Position	Year	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation	Total ($)
(a)	(b)	(g)	(h)	(i)	(j)
Robert Saunders Chief Executive Officer	2008	0	0	[ ]	287,164
Robert Saunders Chief Executive Officer	2007	0	0	0	80,651
Michael Boswell Acting Chief Accounting Officer	2008	0	0	0	295,317
Michael Boswell Acting Chief Accounting Officer	2007	0	0	0	26,847

(1)
In June 2005, we entered into an employment agreement with Robert Saunders, our Chairman, CEO and President.  Mr. Saunders will serve at the pleasure of the Board of Directors.  Pursuant to his employment agreement, Mr. Saunders’ compensation will be $60,000 (USD) per annum for his services as our President.  Additionally, we agreed to grant Mr. Saunders a signing bonus of US $150,000 to be paid on closing of at least US $3,500,000 in third party financing and increase his compensation to $120,000 per annum if we receive at least US $5,000,000 in outside funding.  After the completion of our Series A Preferred Stock Financing, Mr. Saunders was due the signing bonus of $150,000 and a monthly salary of $10,000 per month beginning in August 2006. However, Mr. Saunders agreed to reduce his monthly salary to $5,000 per month until such time that we become significantly cash flow positive for its operations. This agreement expired in June 2008 and we are currently operating as if this employment agreement is still in effect as we discuss a new agreement with Mr. Saunders.  As of August 31, 2008, we had paid Mr. Saunders $100,000 of the $150,000 bonus that was due under the terms of the agreement.  Additionally, we are currently  discussing possible restructuring/payment terms of the accrued salary of  $190,000 as of August 31, 2008, until such time that we become significantly cash flow positive for its operations.

(2)
Mr. Boswell served as our President from March to June 2005, at which time Mr. Saunders replaced Mr. Boswell as President.  Mr. Boswell has served as our Acting Chief Accounting Officer since August 2005.  Mr. Boswell indirectly owns a minority interest in TriPoint Capital Advisors, LLC, a significant shareholder and party with which we maintain a consulting agreement.  In August 2006, the Board approved the Compensation Committee’s recommendation to pay TriPoint $15,000 per month, which includes fees for Mr. Boswell’s services as our Acting Chief Accounting during 2005, however TriPoint agreed to reduce such fee to $7,000 per month until our cash flow position improves, at which time the Committee will reconvene and recommend a return to $15,000 per month.  In addition, TriPoint has agreed not to accept any additional fees, other than expenses, until we are sufficiently funded to carry out our business and operations.  According to the above reasons, Mr. Boswell did not receive any compensation in 2006 and only received the options listed in the table above in 2007.

(3)
On August 17, 2007, Mr. Saunders and Mr. Boswell were granted five-year nonqualified stock options, pursuant to our 2005 Equity Plan, that vested on a 1/12 monthly basis over a twelve month period beginning on the grant date.  The exercise price of the options is $1.21, which represents 110% of the closing price of our common stock on August 17, 2007. Based on the Black-Scholes option pricing model, the total fair value of these options were determined to be $247,815 and $322,159 for Mr. Saunders and Mr. Boswell, respectively.  Since these options vested monthly, the company incurred a monthly cost of $20,651 and $26,847 respectively between August 2007 and July 2008.  As of August 31, 2008, all of these stock options costs had been realized.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
Robert Saunders	300,000 (1)	0	0	1.21	8-14-2007
Michael Boswell	390,000 (1)	0	0	1.21	8-14-2007

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
(a)	(g)	(h)	(i)	(j)
Robert Saunders	0	0	0	0
Michael Boswell	0	0	0	0

(1)
Pursuant to our 2005 Equity Incentive Plan, Mr. Saunders and Mr. Boswell were granted five-year nonqualified stock options on August 17, 2007 that vest on a 1/12 monthly basis over a twelve month period beginning on the grant date.  The exercise price of the options is $1.21, which represents 110% of the closing price of our common stock on August 17, 2007.  As of August 31, 2008 all of these options have vested.

Retirement/Resignation Plans

We do not have any plans or arrangements in place regarding the payment to any of our executive officers following such persons retirement or resignation.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)
(a)	(b)	(c)	(d)	(e)
Douglas MacLellan	36,000	0	165,210 (1) (2)	0
Mark Elenowitz	0	0	429,546 (1) (3) (4)	0
Darryl Horton	1,000	0	8,260 (1) (5)	0
Victor Bolton	1,000	0	8,260 (1) (6)	0
Javier Idrovo	0	0	0 (7)	0

Name	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation ($)	Total ($)
(a)	(f)	(g)	(h)
Douglas MacLellan	0	0	201,210
Mark Elenowitz	0	0	429,546
Darryl Horton	0	0	9,260
Victor Bolton	0	0	9,260
Javier Idrovo	0	0	0

(1)	At the end of the fiscal year, 2,592,000options are outstanding.
(2)
These include the five-year incentive stock options granted to such individual on August 17, 2007 pursuant to our 2005 Equity Plan.  These options vested on a 1/12 monthly basis over a twelve month period beginning on the grant date and are exercisable at $1.21, which represents 110% of the closing price of our common stock on August 17, 2007. Based on the Black-Scholes option pricing model, the total fair value of these 200,000 options were determined to be $165,210.  Since these options vested monthly, we incurred a monthly cost of $13,768.  As of August 31, 2008, all of these stock options costs had been realized.

(3)
These include the five-year incentive stock options granted to such individual on August 17, 2007 pursuant to our 2005 Equity Plan.  These options vested on a 1/12 monthly basis over a twelve month period beginning on the grant date and are exercisable at $1.21, which represents 110% of the closing price of our common stock on August 17, 2007. Based on the Black-Scholes option pricing model, the total fair value of these 520,000 options were determined to be $429,546.  Since these options vested monthly, we incurred a monthly cost of $35,795.  As of August 31, 2008, all of these stock options costs had been realized.

(4)
Mr. Elenowitz  indirectly owns a minority interest in TriPoint Capital Advisors, LLC, a significant shareholder and party with which we maintain a consulting agreement.  In August 2006, the Board approved the Compensation Committee’s recommendation to pay TriPoint $15,000 per month, which includes fees for Mr. Elenowitz’s services as a Director; however, TriPoint agreed to reduce such fee to $7,000 per month until our cash flow position improves, at which time the Committee will reconvene and recommend a return to $15,000 per month.  In addition, TriPoint has agreed not to accept any additional fees, other than expenses, until we are sufficiently funded to carry out our business and operations.

(5)
These include the five-year incentive stock options granted to such individual on August 17, 2007 pursuant to our 2005 Equity Plan.  These options vested on a 1/12 monthly basis over a twelve month period beginning on the grant date and are exercisable at $1.21, which represents 110% of the closing price of our common stock on August 17, 2007. Based on the Black-Scholes option pricing model, the total fair value of these 10,000 options were determined to be $8,260.  Since these options vested monthly, we incurred a monthly cost of $688.  As of August 31, 2008, all of these stock options costs had been realized.

(6)
These include the five-year incentive stock options granted to such individual on August 17, 2007 pursuant to our 2005 Equity Plan.  These options vested on a 1/12 monthly basis over a twelve month period beginning on the grant date and are exercisable at $1.21, which represents 110% of the closing price of our common stock on August 17, 2007. Based on the Black-Scholes option pricing model, the total fair value of these 10,000 options were determined to be $8,260.  Since these options vested monthly, we incurred a monthly cost of $688.  As of August 31, 2008, all of these stock options costs had been realized.

(7)
On September 8, 2008, our board of directors authorized the issuance of an aggregate of 100,000 options to purchase our common stock pursuant to our 2005 Equity Plan to Mr. Idrovo.   The options vest in two equal installments over the next two years (on September 8, 2009 and 2010).  Each option is exercisable for a period of five years from the issuance date and has an exercise price of $0.45. Based on the Black-Scholes option pricing model, we will incur approximately $43,000 through August 31, 2010 for these options. However, as of August 31, 2008, Mr. Idrovo had not yet been granted any options and therefore we have not yet incurred any stock option expense.

Our directors who are employees do not receive any compensation from us for services rendered as directors. The Board has created three classes of fees for outside directors: (1) outside directors who are “independent,” as defined in the Exchange Act will be paid $500 per meeting, whether telephonic or in person for director fee – there shall not be any fees for written consents in lieu of board meetings; (2) outside directors who are not “independent” will not receive any fees at this time, but once our cash flow position improves, the Compensation Committee will reconvene and make recommendations; (3) the Vice Chairman will receive $3,000 per month, which includes $1,500 per month for his role as Chairman of our Audit Committee.  Additionally, although we do not currently have an arrangement or agreement to provide stock based compensation to our outside directors, we may, from time to time, grant outside directors incentive stock options pursuant to our 2005 Equity Incentive Plan.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans.  Please see Part II, Item 5: “Market for Common Equity and Related Stockholder Matters” above.

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

 As of November 28, 2008, we had a total of 24,479,150 shares of common stock, 7,773,998 shares of Series A Preferred Stock,  207 shares of Series B Preferred Stock,  747,870 shares of our Series C Preferred Stock and  304,558 shares of our Series D Preferred Stock issued and outstanding, which are our only issued and outstanding equity securities.  However, our preferred stock does not have any voting rights except with respect to specified transactions that may affect the rights, preferences, privileges or voting power of such class and except as otherwise required by Nevada law.  As of the date of this Report, each share of our Series A Preferred Stock and each share of Series C Preferred Stock is convertible into one share of common stock; each share of our Series B Preferred Stock is convertible into a number of fully paid and nonassessable shares of our common stock equal to the quotient of the liquidation preference amount per share ($10,000) divided by the conversion price, which initially is $1.15 per share, subject to certain adjustments, or approximately 8,696 shares of common for each share of converted Series B Preferred Stock; and each share of our Series D Preferred Stock is convertible into a number of fully paid and nonassessable shares of common stock equal to the quotient of (i) the stated value of per share ($40) divided by (ii) the conversion price, which initially is $0.80 per share, subject to certain adjustments.

The following table sets forth, as of November 28, 2008: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our common stock and Preferred Stock (taken together as one class) known to us, the number of shares of common stock and Preferred Stock beneficially owned by each such person, and the percent of our common stock and Preferred Stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares our common stock and Preferred Stock beneficially owned, and the percentage of our common stock and Preferred Stock so owned, by each such person, and by all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of our common stock and Preferred Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock and Preferred Stock, except as otherwise indicated. Individual beneficial ownership also includes shares of common stock that a person has the right to acquire within 60 days from November 28, 2008.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage Of Voting of Securities (1)
Robert Saunders Chairman, President and CEO 10. 5552 West Island Highway Qualicum Beach, British Columbia Canada V9K 2C8	10,200,000 (2)	19.82%

Douglas C. MacLellan Vice Chairman 8324 Delgany Avenue Playa del Ray, CA 90293	1,240,000 (3)	2.41%

Mark Elenowitz Director 400 Professional Drive Suite 310 Gaithersburg, MD 20879	1,758,000 (4) (5)	3.42%

Javier Idrovo Director 400 Professional Drive Suite 310 Gaithersburg, MD 20879	0 (6)	0.00%

Michael Boswell Director and Acting Chief Accounting Officer 400 Professional Drive Suite 310 Gaithersburg, MD 20879	1,328,000 (7) (8)	2.58%

Victor Bolton 345-916 W. Broadway Vancouver, BC V5Z 1K7	10,000 (9)	0.02%

Darryl Horton 33568 Eagle Mountain Drive Abbortsford, BC V3G 2X7	10,000 (10)	0.02%

Vision Opportunity Master Fund, Ltd. 20 West 55th St., 5th Floor New York, NY 10019	2,033,108 (11)	4.99%

All directors and officers as a group (7 persons)	14,546,000	28.27%

_________________

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

(2)
In addition to his stock ownership, Mr. Saunders was granted 300,000 five-year nonqualified stock options on August 17, 2007 that vested on a 1/12 monthly basis over a twelve month period beginning on the grant date.  The exercise price of the options is $1.21, which represents 110% of the closing price of our common stock on August 17, 2007.  All of these options vested on August 17, 2008.

(3)
In addition to his stock ownership, Mr. MacLellan was granted 200,000 five-year nonqualified stock options on August 17, 2007 that vested on a 1/12 monthly basis over a twelve month period beginning on the grant date.  The exercise price of the options is $1.21, which represents 110% of the closing price of our common stock on August 17, 2007.  All of these options vested on August 17, 2008..  Additionally on October 13, 2008 and October 14, 2008 respectively, Mr. MacLellan purchased an additional 5,000 and 15,000 shares of common stock.

(4)
Mr. Elenowitz is a 100% percent shareholder of MHE, Inc., which owns 18,000 shares of our voting stock.  Additionally, MHE, Inc. is a 40% member of TriPoint Capital Advisors, LLC, which owns 3,000,000 shares of our voting stock. Mr. Elenowitz owns 20,000 shares of our voting stock directly.  Therefore, Mr. Elenowitz beneficially owns 1,238,000shares of our voting stock.

(5)
In addition to his stock ownership, Mr. Elenowitz was granted 520,000 five-year nonqualified stock options on August 17, 2007 that vested on a 1/12 monthly basis over a twelve month period beginning on the grant date.  The exercise price of the options is $1.21, which represents 110% of the closing price of our common stock on August 17, 2007.  All of these options vested on August 17, 2008..

(6)
On September 8, 2008, our board of directors authorized the issuance of an aggregate of 100,000 options to purchase our common stock pursuant to our 2005 Equity Plan to Mr. Idrovo.   The options shall vest in two equal installments over the next two years (on September 8, 2009 and 2010).  Each option is exercisable for a period of five years from the issuance date and has an exercise price of $0.45 respectively. As of August 31, 2008, Mr. Idrovo had not yet been granted any options. As of November 28, 2008, none of these options have vested and none will vest within 60 days from such date.

(7)
Mr. Boswell and his wife jointly own Invision, LLC, which owns 38,000 shares of our voting stock.  Additionally, Invision, LLC is a 30% member of TriPoint Capital Advisors, LLC, which owns 3,000,000 shares of our voting stock. Therefore, Mr. Boswell beneficially owns 938,000 shares of our voting stock.

(8)
In addition to his stock ownership, Mr. Boswell was granted 390,000 five-year nonqualified stock options on August 17, 2007 that vested on a 1/12 monthly basis over a twelve month period beginning on the grant date.  The exercise price of the options is $1.21, which represents 110% of the closing price of our common stock on August 17, 2007.  All of these options vested on August 17, 2008..

(9)
Mr. Bolton was granted 10,000 five-year nonqualified stock options on August 17, 2007 that vested on a 1/12 monthly basis over a twelve month period beginning on the grant date.  The exercise price of the options is $1.21, which represents 110% of the closing price of our common stock on August 17, 2007.  All of these options vested on August 17, 2008..

(10)
Mr. Horton was granted 10,000 five-year nonqualified stock options on August 17, 2007 that vested on a 1/12 monthly basis over a twelve month period beginning on the grant date.  The exercise price of the options is $1.21, which represents 110% of the closing price of our common stock on August 17, 2007.  All of these options vested on August 17, 2008..

(11)
Vision owns 2,204,296 shares of common stock, 5,238,333 shares of common stock issuable upon conversion of their Series A Convertible Preferred Stock, 1,495,740 shares of common stock issuable upon conversion of their Series B Convertible Preferred Stock, 747,870 shares of common stock issuable upon conversion of their Series C Convertible Preferred Stock, 12,714,650 shares of common stock issuable upon the conversion of their Series D Convertible Preferred Stock and 740,627 shares of common stock received as dividends.  However, based upon the terms of the preferred stock, Vision may not convert its preferred stock if on any date, it would be deemed the beneficial owner of more than 4.99% of the then outstanding shares of our common stock.  However, Vision can elect to waive the cap upon 61 days notice to us or less if, and only if less than 61 days remain on the term of the warrant and in such case the waiver will not be effective until the warrant’s expiration date.

Changes in Control

To the best of our knowledge, there are no arrangements that could cause a change in our control.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dr. Kristina Miller, our Chief Scientific Advisor is Robert Saunders, our Chairman, CEO and President’s wife.

We are party to a consulting agreement with TriPoint Capital Advisors, LLC, a company in which Mark Elenowitz, a director and one of our significant shareholders, indirectly owns a 40% interest.  Michael Boswell, our acting Chief Accounting Officer and one of our directors, indirectly owns a 30% interest in TriPoint.  Louis Taubman, our outside corporate and securities counsel also indirectly owns an interest (30%) in TriPoint.  Our Board recently approved the Compensation Committee’s recommendation of a flat rate $15,000 per month fee, which shall be reduced to $7,500 per month until our cash flow position improves, for the legal services Louis Taubman provides us.  The Board also approved the recommendation of a $15,000 per month fee, which shall be reduced to $7,000 per month until our cash flow position improves, for the Acting CFO type services and financial advisory services Michael Boswell and TriPoint, respectively, provide us.  Additionally, our corporate offices in Gaithersburg, Maryland are currently provided by Tripoint Holdings, LLC, the parent company of Tripoint at no cost to us.

Island Scallops, our wholly owned subsidiary, recently transferred 100% ownership of RKS Laboratories, Inc. to Robert Saunders, our Chairman, CEO and President.  RKS is a Vancouver research and development that is working towards developing superior strains of scallops (developed by Island Scallops and known as the Qualicum Beach Scallop) with beneficial traits such as higher meat yield and rapid growth.  Island Scallops agreed to transfer its ownership of RKS in consideration for the grant to Island Scallops by RKS and Robert Saunders of a right of first refusal to commercialize any intellectual property developed by RKS.  Island Scallops has the right to acquire or use any intellectual property from RKS at RKS’ cost, in perpetuity or until such time as RKS shall cease to exist.   Between June 2006 and August 2008, Island Scallops agreed to loan RKS a total of approximately $114,000 under five non-interest bearing notes that are secured by all of RKS’ assets and are due at various dates between November 30, 2008 and August 31, 2009.

ITEM 13.                                EXHIBITS LIST

Exhibit Number	Description
3.1
Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ending February 28, 2007, which was filed on April 13, 2007.)

3.2
Amended and restated Bylaws of the Company  (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ending February 28, 2007, which was filed on April 13, 2007.)

4.1+	Form of certificate representing shares of the Company’s common stock.
4.2
Form of Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 14, 2006).

4.3+	Form of certificate representing shares of the Company’s Series A Preferred Stock.
4.4+	Form of certificate representing shares of the Company’s Series B Preferred Stock.
4.5+	Form of certificate representing shares of the Company’s Series C Preferred Stock.
10.1
Form of Series A Convertible Preferred Stock Purchase Agreement, dated April 12, 2006, by and between the Company and each of the Purchasers thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2006).

10.2
Form of Registration Rights Agreement, dated April 12, 2006, by and between the Company and each of the Purchasers thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 14, 2006).

10.4
Form of Individual Lock-Up Agreement dated April 12, 2006 by and between the Company and each of the shareholders listed therein. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 14, 2006).

10.5
Form of Lock-Up Agreement dated April 12, 2006 by and between the Company and World Wide Mortgage Corporation.  (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 14, 2006).

10.6	Form of Series A Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 14, 2006).
10.7	Form of Series B Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 14, 2006).
10.8	Form of Series C Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 14, 2006).
10.9	Form of Series D Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on April 14, 2006).
10.10	Form of Series E Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on April 14, 2006).
10.11	Form of Series F Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on April 14, 2006).
10.12	Form of Series G Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on April 14, 2006).
10.13	Form of Series H Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on April 14, 2006).
10.14	Form of Series J Warrant dated April 12, 2006. (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on April 14, 2006).
10.15
Form of Series A Convertible Preferred Stock Purchase Agreement,  dated May 30, 2006,  by and between the Company and each of the Purchasers thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2006).

10.16
Form of Registration Rights Agreement, dated May 30, 2006, by and between the Company and each of the Purchasers thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 30, 2006).

10.17	Form of Series A Warrant dated May 30, 2006. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 30, 2006).
10.18	Form of Series B Warrant dated May 30, 2006. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 30, 2006).
10.19	Form of Series C Warrant dated May 30, 2006. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 30, 2006).16, 2005).
10.20	Form of Series D Warrant dated may 30, 2006. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 30, 2006).
10.21	Amendment to Registration Rights Agreement dated May 30, 2006(Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 16, 2005).
10.22
Form of Joinder Agreement to the Series A Convertible Preferred Stock Purchase Agreement, dated May 30, 2006, by and between the Company and each of the Purchasers thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2006).

10.23
Form of Joinder Agreement to the Registration Rights Agreement, dated May 30, 2006, by and between the Company and each of the Purchasers thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 30, 2006).

4.12
Form of Series C Convertible Preferred Stock Purchase Agreement, dated November 5, 2007, by and between the Company and each of the Purchasers thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2007).

4.13
Form of Registration Rights Agreement by and between the Company and each of the Purchasers thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 7, 2007).

4.14
Form of Certificate of Designation of Rights and Preferences of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 7, 2007).

4.15
Form of Lock-Up Agreement by and between the Company and each of the shareholders listed therein (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 7, 2007).

4.16	Form of Warrants (Incorporated by reference to Exhibits 10.5 through 10.11 to the Company’s Current Report on Form 8-K filed on November 7, 2007).
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Acting Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer and Acting Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+ Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by LBB & Associates, Ltd., LPP (formerly Lopez, Blevins, Bork & Associates, LLP) for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007 were approximately $99,000 and $102,000 respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

            The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the Company’s independent auditors during the fiscal year.

       No services related to Audit-Related Fees, Tax Fees or All Other Fees described above, were approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Robert Saunders	Dated: December 1, 2008
Robert Saunders President and Chief Executive Officer

/s/ Michael Boswell	Dated: December 1, 2008
Michael Boswell Director & Acting Chief Accounting Officer

/s/ Douglas C. MacLellan
Douglas C. MacLellan Vice-chairman of the Board	Dated: December 1, 2008

/s/ Mark H. Elenowitz
Mark H. Elenowitz Director	Dated: December 1, 2008

/s/ Javier Idrovo	Dated: December 1, 2008
Javier Idrovo Director

/s/ Victor Bolton	Dated: December 1, 2008
Victor Bolton Director

/s/ Darryl Horton	Dated: December 1, 2008
Darryl Horton Director