Form 10-Q
period 2008-11-30
EDGEWATER FOODS INTERNATIONAL, INC.
filed 2009-01-20
CIK 1231339

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of January 16, 2009, there were 25,327,777 shares of Common Stock, par value $0.0001 outstanding, 7,773,998 shares of Series A Preferred Stock, par value is $.001, 207 shares of Series B Preferred Stock, par value is $.001, 747,870 shares of Series C Preferred Stock, par value is $.001 and 304,558 shares of Series D Preferred Stock, par value is $.001.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

EDGEWATER FOODS INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS
	November 30,	August 31,
	2008	2008
	(Unaudited)
ASSETS

Current assets:
Cash	$292,412	$712,298
Accounts receivable, net	225,448	195,402
Inventory	1,035,168	1,290,702
Other current assets	49,176	80,011

Total current assets	1,602,204	2,278,413

Property, plant and equipment, net	3,390,349	3,982,336

Long-term inventory	966,685	986,327

Loans receivable, related party	148,299	114,079

Investments in other assets	3,225	3,758

Total assets	$6,110,762	$7,364,913

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short term debt	$136,446	$109,648
Line of credit	105,468	124,766
Current portion of long term debt	409,258	396,885
Accounts payable and accrued liabilities	886,999	991,061

Total current liabilities	1,538,171	1,622,360

Long term debt, net current portion	385,704	548,004

Total liabilities	1,923,875	2,170,364

Stockholders' equity
Series A Preferred stock, par $0.001, 10,000,000	7,774	7,774
authorized, 7,773,998 issued and outstanding
at November 30 and August 31, 2008, respectively
Series B Preferred stock, par $0.001, 220	-	-
authorized, 207 issued and outstanding at
November 30 and August 31, 2008, respectively
Series C Preferred stock, par $0.001, 1,000,000	748	748
authorized, 747,870 issued and outstanding
at November 30 and August 31, 2008 respectively
Series D Preferred stock, par $0.001, 380,000	305	305
authorized, 304,558 issued and outstanding
at November 30 and August 31, 2008, respectively
Common stock, par $0.0001, 100,000,000 authorized,	2,448	2,448
24,479,150 issued and outstanding at November 30
August 31, 2008, respectively
Additional paid in capital	27,535,144	27,497,781
Accumulated deficit	(22,450,260)	(22,103,314)
Accumulated other comprehensive income (loss) -
foreign exchange adjustment	(909,272)	(211,193)

Total stockholders' equity	4,186,887	5,194,549

Total liabilities and stockholders' equity	$6,110,762	$7,364,913

See accompanying notes to consolidated financial statements

EDGEWATER FOODS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER 30, 2008 and 2007
(unaudited)

	2008	2007

Revenue	$577,105	$429,202
Cost of goods sold	640,319	534,850

Gross (loss)	(63,214)	(105,648)

Expenses:
General and administrative expenses	187,567	685,677
Salaries and benefits	84,925	95,234
Stock compensation expense	-	38,250

Total operating expenses	(272,492)	(819,161)

Loss from operations	(335,706)	(924,809)

Other income (expense):
Interest income (expense), net	(11,240)	4,006
Other income (expense)	-	7,488

Total other income (expense), net	(11,240)	11,494

Net loss	(346,946)	(913,315)

Deemed dividend for beneficial
conversion feature	-	(163,386)

Net loss applicable to
common shareholders	(346,946)	(1,076,701)

Foreign currency translation gain (loss)	(698,079)	248,056

Accumulated other comprehensive
loss	$(1,045,025)	$(828,645)

Net loss per Share
Basic and diluted	$(0.01)	$(0.05)

Weighted average shares outstanding
Basic and diluted	24,479,150	23,720,852

See accompanying notes to consolidated financial statements

EDGEWATER FOODS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED NOVEMBER 30, 2008 and 2007
(unaudited)

	2008	2007

Cash flows from operating activities:

Net loss	$(346,946)	$(913,315)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121,713	140,790
Stock option expense	5,363	516,701
Common stock issued for services	-	38,250

Changes in current assets and liabilities:
Accounts receivable	(30,046)	(18,338)
Prepaid expenses	30,835	-
Other current assets	-	(14,979)
Loan receivable	(55,569)	(11,621)
Inventory	41,214	(218,929)
Accounts payable	(111,757)	2,769

Net cash used in operating activities	(345,193)	(478,672)

Cash flows from investing activities:
Purchase of property, plant and equipment	(80,883)	(331,535)

Net cash used in investing activities	(80,883)	(331,535)

Cash flows from financing activities:

Net proceeds from line of credit	(1,748)	-
Payment of short term debt	-	(836)
Proceeds from long term debt	(10,863)	-
Payment of long term debt	-	(35,366)
Preferred stock issued for cash	-	800,648

Net cash provided by (used in) financing activities	(12,611)	764,446

Foreign currency translation effect	18,801	101,362

Net increase (decrease) in cash	(419,886)	55,601

Cash, beginning of period	712,298	1,656,868

Cash, end of period	$292,412	$1,712,469

Supplemental disclosure of cash flow information

Net cash paid
Interest	$-	$-
Income taxes	$-	$-

Non cash transactions:
Acquisition of Granscal	$87,759	$-

See accompanying notes to consolidated financial statements

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

Note 2.  Significant Accounting Policies

Basis of Presentation

Our unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information and the rules and regulations of the Securities and Exchange Commission. In management’s opinion, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended August 31, 2008. Results of operations for the three months ended November 30, 2008, are not necessarily indicative of the operating results for the full accounting year or any future period.

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 financial statement presentation.

Note 3.  Acquisition of Granscal

Granscal Tenure

On October 31, 2008, our wholly owned subsidiary – Island Scallops, Ltd., finalized a Share Exchange Agreement with Granscal Sea Farms Ltd., a Kanish Bay Company and Granscal’s sole shareholder.  Pursuant to the Agreement, Granscal’s sole shareholder assigned and transferred all of his Granscal shares to Island Scallop in exchange for: (i) 400,000 restricted shares of our common stock; (ii) a sum equal to 50% of the gross revenue Island Scallops earns on account of the sale of Granscal’s 2004, 2005 and 2006 brood year inventory currently in the water – to be paid when Island Scallops consummates the sale of inventory; and (iii) an aggregate cash fee of $30,000.  Pursuant to the Agreement; Island Scallops also agreed to pay the $35,000 that Granscal owes to the Bank of Montreal.  The 400,000 shares issued were valued at $0.08 per share, the closing bid of our common stock on the date the merger was closed.  Therefore, total aggregate value of the shares recognized by the company was $32,000.

The $30,000 cash fee shall be paid in $5,000 monthly installments beginning on September 30, 2008 and continuing until the cash fee is fully paid.  The cash fee is secured by a Promissory Note between Island Scallop and Granscal’s sole shareholder, who is also Granscal’s Chief Executive Officer.  The Promissory Note does not contain any interest, but is immediately due and payable if Island Scallop remains in default of the Promissory Note after a 10 day cure period.

Note 4.  Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities are balances outstanding related to credit cards held in the name of one of our shareholders totaling $39,776 and $33,292 at November 30 and August 31, 2008, respectively.  We used these credit cards as a means of short term financing and incur interest charges on such unpaid balances.

Included in accounts payable and accrued liabilities at November 30, 2008, is an amount of $106,320 in respect to an agreement to purchase geoduck seed from us (for additional information see Note 7 – Contingent Liabilities).

Included in accounts payable and accrued liabilities at November 30 and August 31, 2008 is $93,629 and $95,065 of principal due and interest accrued in respect to the loan from the National Research Council of Canada Industrial Research Assistance Program (see Note 6 – Long Term Debt for additional information).

Note 5.  Line of Credit

Included in line of credit at November 30, 2008, are two bank lines of credit.  The first line is a $67,000 bank line of credit for Island Scallops.  The interest rate on the line of credit is 7.5% as of November 30, 2008.  At November 30, 2008, the balance due is $66,713. The second line is a $40,000 bank line of credit for Island Scallops.  The interest rate on the line of credit is 6.5% as of August 31, 2008.  At November 30, 2008, the balance due is $38,755.  This second line of credit is subject to a personal guarantee by our Chairman and CEO, Robert Saunders.

Note 6. Long Term Debt

These consolidated financial statements include a Western Diversification Program non-interest bearing loan to Island Scallops that requires repayment equal to 12% of gross revenues from our scallop sales, payable semi-annually, with no specified due date.  The repayment terms have been formally amended several times.  Most recently, in June 2008, the Western Diversification Program agreed to allow Island Scallops to suspend repayment of the roughly $345,000 loan until October 2008.  Starting in October 2008, Island Scallops was to begin repaying the loan at a rate of $8,063 per month for five months.   Once Island Scallops had completed these five months of loan payments are completed, the Western Diversification Program had  agreed to base quarterly repayments on 3% of the gross scallop sales (as opposed to the originally agreed upon 4%) or $20,185 whichever is greater.    As of November 30, 2008, no payments have yet been made under the revised terms and we are currently seeking to renegotiate this new agreement to further extend the repayment terms.  At November 30, 2008, the balance due is $345,388, of which $124,980 is reflected in the current portion of long term debt and the remaining balance of $220,408 is reflected as long term debt.

These consolidated financial statements include Island Scallops’ unsecured loan from the National Research Council of Canada Industrial Research Assistance Program which requires quarterly payments commencing March 1, 2003 equal to 3% of gross revenues of Island Scallops until the earlier of full repayment or December 1, 2012.  If at December 1, 2012, Island Scallops has not earned sufficient revenues to be required to repay the original loan amount, the remaining portion of the loan is to be forgiven.  Amounts currently due at August 31, 2008, bear interest at a rate of 1% per month.  At November 30, 2008, Island Scallops is in arrears in respect to the payment of these amounts.  The National Council of Canada Industrial Research Assistance Program has requested payment of the $93,629 that they claim is owed under this loan agreement.  As such, at November 30, 2008, $93,629 is included in accounts payable and accrued liabilities and the remaining full principal balance of $223,804 is reflected in the current portion of long term debt. We are seeking to renegotiate the repayment terms.

These consolidated financial statements include Island Scallop’s mortgage loan repayable at $2,298 per month (currently interest only calculated at 10.5% per annum).  The loan is secured by a second charge on the real property of Island Scallops. At November 30, 2008, the principal due is $225,770.

Note 7.  Contingent Liabilities

Our wholly owned subsidiary, Island Scallops, entered into an agreement in 1998 with two parties, under which Island Scallops was to produce and sell geoduck seed to the two parties. Island Scallops received advance payments from each of the two parties in 2002 of approximately $64,140 and recognized related revenue of $43,705 in respect to seed delivered in 2002. The balance of the deposits received (advance payments), net of sales, totaling $106,320, is included in accounts payable and accrued liabilities.

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

As of August 31, 2004, one of the two parties made claims that Island Scallops owed it an amount totaling $88,925.   This particular party believed that the agreement required Island Scallops to deliver the product in year one and did not allow Island Scallops to make up any shortfall with product produced in the following year. The balance included in accounts payable and accrued liabilities related to this party is $30,237.

Any additional liability to us, or any reduction of the currently recognized liability, in respect to these deposits will be recorded at the time a conclusion to this matter can be determined.

Neither we nor our wholly owned subsidiary maintain insurance covering the replacement of our inventory. Consequently, we are exposed to financial losses or failure as a result of this risk.

Note 8.  Stock Option Expense

Stock Options
In August 2005, our Board of Directors approved the “Edgewater Foods International 2005 Equity Incentive Plan.” The Board of Directors reserved 5,000,000 shares of our common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants to Edgewater. As of August 31, 2008, our Board of Directors had authorized the issuance of 3,062,000 options to employees.

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

Stock option activity during the period ending November 30, 2008, was as follows:
	Number of Shares	Weighted Average Exercise Price
Outstanding, August 31, 2008	2,592,000	1.23
Granted	100,000	0.45
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding, November 30, 2008	2,692,000	$1.20
Exercisable, November 30, 2008	2,592,000	$1.23

At November 30, 2008, 62,000 of the exercisable options expire in August 2010, 190,000 of exercisable options expire in April of 2012, 2,120,000 of the exercisable options expire in August 2012 with the remaining balance of 220,000 having an expiration date of August 2015.

Warrant activity during the period ending November 30, 2008, was as follows:
	Number of Warrants	Weighted Average Exercise Price
Outstanding, August 31, 2008	1,381,952	$1.33
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding, November 30, 2008	1,381,952	$1.33
Exercisable, November 30, 2008	1,381,952	$1.33

At November 30, 2008, if all options and warrants were exercised and all shares of preferred stock were converted, we would have 65,526,278 shares of common stock outstanding.

Note 9.  Subsequent Events

On December 31, 2008, we issued 324,691 shares of common stock to the investors of our April 12, May 30, June 30 and July 11, 2006 financings as payment of the semi-annual dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. The number of shares issued was based on the dividend payment at a rate of 8% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000 for the April 12 financing, $1,500,000 for the May 30 financing, $1,550,000 for the June 30 financing and $1,450,000 for the July 11 financing) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $233,500 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On December 31, 2008, we issued 86,454 shares of common stock to the investors of our January 16, 2007 financing as payment of the semi-annual dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock.  The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $62,500 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On December 31, 2008, we issued 37,482 shares of common stock to the investors of our November 5, 2007 financing as payment of the semi-annual dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock.  The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount (approximately $897,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $24,000 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

In January, 2009, we issued 400,000 restricted shares of our common stock to Leslie Rombough’s  part of the purchase of Granscal Sea Farms Ltd., a Kanish Bay Company, by our wholly owned subsidiary – Island Scallops, Ltd.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 400,000 shares issued were valued at $0.08 per share, the closing bid of our common stock on the date the merger was closed.  Therefore, total aggregate value of the transaction recognized by the company was $32,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Overview

During our the first quarter of our 2009 fiscal year, we continued the harvesting, processing and sale of our 2004 and 2005 year classes of scallops, continued sorting our 2006 scallop class and transferring our 2007 year-class scallops (which were still maturing in our tenured growing sites and on-shore ponds) to larger grow-out nets on our farm sites.  We refer to the year-class of scallops based on when the scallops were spawned.  Generally, the harvest occurs approximately 22 to 24 months after spawning of the scallops.

During the first quarter of our 2009 fiscal year, we completed a large purchase order with Fanny Bay Oyster Co., a division of Taylor Shellfish Farms of Shelton, Washington (an international seafood distributor and the largest shellfish company on the West Coast).  The order includes live scallops, fresh scallop meat and frozen scallops that will be packaged and delivered in various scallop products (including live in-the-shell, frozen half-shell and fresh meat).   As a result of this order, Fanny Bay will effectively become the exclusive distributor of our scallops outside the European market.  We believe this order will reduce cost and encourage additional wholesalers within the Taylor network to carry our scallops.  In addition to the Taylor sales agreement, we finalized an order to provide frozen scallop meat with roe to the European market.  While our arrangement with Taylor Shellfish will focus on North America markets, we believe this order could represent an important first step towards establish a large European based demand for quality seafood products.

Management believes that these new sales agreements, coupled with the improved processing plant will yield increased revenues in our 2009 fiscal year and thereafter.  Management believes that the combination of the Fanny Bay (Taylor) sales and marketing network and the Island Scallop processing plant and product will result in both improved sales and margins in 2009 and beyond.  In addition, recent experience gained from harvesting and sorting scallops on the new longline systems should allow for greater future harvesting rates. Also, as a result of the operational review that we completed in the spring of 2008, we are working on streamlining our operations in several areas while continuing to grow our revenues .

In the near term, we plan on generating additional near term revenues via the sale of scallop and other shellfish seed (including clams and oysters).  Additionally, we recently started the process of investigating strategic acquisitions and/or business opportunities with seafood industry partners or additional strategic investors to enable the company to capitalize on our existing hatchery technology and expertise. As part of this initiative, we recently established an Acquisition/Business Opportunity Board Committee and are currently beginning initial, informal, conversations with both North American and Chinese based companies.  Part of this process may involve locating opportunities to increase near-term revenues via the sale of shellfish seed or shellfish larvae produced in our hatchery. We are also moving forward with our discussions with various First Nations1 groups about possible partnerships or joint ventures on potential farm sites on First Nation owned lands.  Management anticipates formalizing our first joint venture with a first nations group as early as the start of the 2009 calendar year.  This will provide us with additional growing areas for scallops and we believe that such a partnership will begin producing significant new revenue as early as our 2009 fiscal year.

Despite the increased revenues in for the first three months of our 2009 fiscal year (as compared to 2008), we were not able to achieve positive operational cash flows during this quarter.  Although Management expects to achieve positive cash flows in 2009, we plan to expand our search for possible acquisitions of other aquaculture companies, equipment vendors and/or seafood distributors.  We are initially focusing on companies that we believe could significantly benefit from our hatchery technology and expertise and that would add additional revenue and/or have a geographically desirable location.  We are evaluating both potential acquisitions and partnerships with such companies in order to reach our goal of capitalizing on our hatchery technology in order to increase cash flows.   Aside from the November 2008 acquisition of Granscal Sea Farms Ltd., as of the date of this filing, no new definitive agreements have been signed.

During the three months ended November 30, 2008, we continued working with RKS Laboratories, Inc., a Vancouver research and development company that is working towards developing superior strains of scallops with beneficial traits such as higher meat yield and rapid growth.  Robert Saunders, our President and CEO, owns 100% of RKS.    As part of this relationship, we loaned RKS approximately an additional $50,000 that is secured by all assets of RKS.  As a result, we currently have five secured notes receivable from RKS that total approximately $148,000.  We expect RKS to begin repaying at least a portion of these loans as early as next quarter.

During the continued harvesting of our 2005 class, sorting of our 2006 scallops classes and transfer of our 2007 scallop classes, we were able to review our mortality rates and update our class size projections.  Based on this review and recent sales, we expect to bring the remaining 1.6 million of our 2005 and 2006 year class scallops to market in the 2009 calendar year.  Originally, we believed that our 2006 spawning would yield between 5 and 10 million scallops at full maturity/harvest.  However, mortality rates were at the higher end of our projections due to the handling and sorting learning curve associated with the roll-out of our new longline and anchor system.  Additionally, problems associated with the timing of moving scallops to large nets (also known as “ocean timing”) and the density (i.e. number of scallops per net level) contributed to additional mortality problems.  We anticipate that survival rates for the future classes, starting with the 2007 scallop class, will improve due to the addition of more lines and anchors, better spacing and sorting within each lantern net, experience gained from the sorting and farming of both the 2005 and 2006 year classes and lessons learned on ocean timing and scallop density during the handling of our 2006 scallop class. We noticed gains in animal survival rates and individual scallop size in the 2007 class as compared to the 2006 class at a similar point in its development.  As of our most recent review of our scallop inventory, we currently believe that our 2007 year class should yield up to 7 million scallops at full maturity/harvest. Although this is lower than initial estimates, it will still represent our largest year class to date.

During the first quarter of 2009, we continued to the transfer of our 2008 scallop class from our hatchery ponds and into the ocean farms.  We originally expected to produce up to 24 million full-size scallops in this year class, but due to survival problems associated with our hatchery spawns and funding limitations, we now expect to produce as few as 3 million full-size scallops.   Based on our initial review of the hatchery spawn, we believe the mortality problem were the result of large blooms of toxic marine algae at the critical stage prior to metamorphosis of approximately 600 million scallop larvae.   These blooms corresponded to high levels of Paralytic Shellfish Poisoning in our ocean farms and although it did not harm any of our juvenile or mature scallops, it is believed that pre-metamorphic larvae are particularly susceptible. Procedures are now in place to prevent the introduction of toxic algae into the hatchery system in the coming years.

_________________

1 First Nations commonly refers to the indigenous peoples in what is now Canada. There are currently over 600 recognized First Nations governments or bands in Canada, roughly half of which are in the provinces of Ontario and British Columbia.

 As a result of a recent review of our business plan and sales and marketing efforts to date, we currently plan to harvest and sell approximately 7 million full-size 2007 scallops over the 12 months ending December 2010.  In addition, we estimate that our 2008 year class will produce at least 3 million full-size scallops. The size of our 2009 and 2010 year classes will (in some ways) be determined by our ability to generate positive cash flows and/or our ability to locate additional financing.  As a result of our lower than expected sales and yields, we are still evaluating the cash available for farming and infrastructure costs related to expanding our future yields.  These classes will be harvested and sold in subsequent 12 month periods following the sales our 2007 year class.  Based on our current review of sales and marketing conditions, we believe our scallops will yield at least $1 of revenue per scallop.  The yield per scallop could increase significantly if we are able to sell a greater percentage of live scallops.  As discussed above, we also plan on generating additional annual revenues via the sale of scallop and other shellfish seed in the upcoming years.

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

Comparison of results for the three months ended November 30, 2008 to the three months ended November 30, 2007.

Revenues.  Revenues for the three months ended November 30, 2008, were approximately $577,000.  We had revenues of approximately $429,000 for the three months ended November 30, 2007.  This is an increase of approximately $148,000 or 34%.  The increase in our overall sales was a direct result of management’s new sales and marketing efforts coupled with our emphasis on infrastructure improvements and crop expansion.  If not for the recent volatility in the foreign currency markets (and the rapid improvement of the US dollar relative to the Canadian dollar during the three month period ended November 30, 2008), our overall sales increase would have been greater.  In fact, sales in absolute Canadian dollars  improved by over 56% over the three month period.  As was the case in 2007, management continued its emphasis on the development and production of larger scallop crops.  Management believes that our emphasis on expansion of future crops coupled with our new sales agreements will yield increased revenues in our 2009 fiscal year and beyond.

Gross loss. Gross loss for the three months ended November 30, 2008, was approximately $63,000, a decrease of approximately $43,000 as compared to gross loss of roughly $106,000, for the three months ended November 30, 2007. After several consecutive periods of increase gross losses, we believe this is the beginning of the company capitalizing on management’s continued focus on the both expansion and development of larger scallop crops and larger scallop yields for future years.  Management believes that in the future our sales will continue to increase while costs of goods only increase slightly; we expect our margins to improve in future years.  In the future, as we capitalize on our new sales agreements, we expect our sales to increase more rapidly and for these costs and margins to quickly improve.  We continued to focus resources on maintaining, developing and tending to our scallop crops and believe that we have already seen the initial benefits in increased sales of our own scallops and that we will continue to see additional benefits from our efforts in developing larger crops in the 2009 fiscal year and beyond.

General and administrative.  General and administrative expenses for the three months ended November 30, 2008, were approximately $188,000.  Our general and administrative expenses were approximately $686,000 for the three months ended November 30, 2007.  This is a decrease of approximately $498,000 or 73%. This decrease was directly attributable to a reduction in stock option expense or roughly $511,000 as compared to the third months ended November 30, 2007.
                                                                                                                                                                                                                                                                                                                                                                                                  To date, we To date, we have already expensed the majority of the stock option costs related to the 2,692,000 outstanding options and are currently scheduled to only incur approximately an additional $43,000 through August 31, 2010.  As such, management expects that general and administrative expenses (excluding stock options expense) may slightly rise as we continue to expand our operations.  However, we believe that we now have the necessary general and administrative staff in place to maintain our expansion into scallop crops of 30 million and beyond.  In addition, as our stock option and stock compensation expenses are reduced to pre-2007 levels, our overall general and administrative expenses will significantly drop.

Stock compensation and stock option expense.  During the three months ended November 30, 2008, our Board of Directors did not authorize the issuance of any shares of our restricted common stock for compensation.  As a result, we did not incur any stock compensation expense for the three months ended November 30, 2008.  During the three months ended November 30, 2007, we had stock compensation expense of approximately $39,000. We did however, issue 100,000 new options during the three months ended November 30, 2008.  As a result, we have stock option expense of roughly $6,000 for the three months ended November 30, 2008.  Due to options issued to employees, consultants and directors during 2007 and based upon the common stock trading price at the times of issuance, vesting schedules and FASB rules, we incurred stock option compensation expenses of approximately $517,000 during the three months ended November 30, 2007.

Other income (expense), net.  Interest expense for the three months ended November 30, 2008, was approximately $11,000.  Interest income for the three months ended November 30, 2007, was approximately $4,000.  Other expense for the three months ended November 30, 2008, was nil as opposed to other income of approximately $7,000 for the three months ended November 30, 2007.

Net profit (loss).  As a result of the above, the net loss for three months ended November 30, 2008 was approximately $347,000 as compared to a net loss of approximately $913,000  for the three months ended November 30, 2007.

Liquidity and Cash Resources. At November 30, 2008, we had a cash balance of approximately $292,000. Prior to the completion of our initial Preferred Stock Financing, our initial expansion had been largely funded by a short term note with a maximum limit of approximately $1,451,000.  During the year ending August 31, 2007, we completed one private equity financing and had investors exercise various warrants that resulted in net proceeds of approximately $3,075,000.  During the year ending August 31, 2006, we relied on four private equity financings that resulted in net proceeds of approximately $5,140,000.  These 2006 and 2007 financings formerly contained warrants, which if fully exercised, could have raised approximately an additional $49,350,000.  To date, the exercise of these warrants resulted in net proceeds of roughly $1,200,000; however, the financing we completed in June 2008, resulted in a warrant exchange that eliminated most of the remaining warrants from the 2006 and 2007 financings.  We have suffered operating losses since inception in our efforts to establish and execute our business strategy.   After the completion of the June 2008 financing, management believed that we had adequate funds to maintain our business operations into our 2009 fiscal year and/or until we become cash flow positive, but we continued to suffer operational losses in our 2008 fiscal year. Until our operations are able to demonstrate and maintain positive cash flows, we may require additional working capital to fund our ongoing operations and execute our business strategy of expanding our operations.  In fact,   based on our current estimates of future sales and capital costs of expanding our farms in order to increase future crop yields, we will require additional financings to continue expand our operations.  Based on these factors, there is substantial doubt about our ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

In our Management’s Report on Internal Control Over Financial Reporting included in the Company’s Form 10-K for the year ended August 31, 2008, management concluded that our internal control over financial reporting was effective, although it identified a significant deficiency as of August 31, 2008, discussed below. A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  To remediate this situation, we are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

We believe that the remediation measures we are taking, if effectively implemented and maintained, will remediate the significant deficiency discussed above.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A. Risk Factors
Not applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)             Unregistered Sales of Equity Securities

We did not sell any securities that were not registered under the Securities Act of 1933, as amended during the period covered by this Report.

(b)             Not Applicable.

(c)             Not Applicable

ITEM 3. Defaults upon Senior Securities

(a)             Not Applicable.

(b)             Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our shareholders during the period covered by this report.
However, in December 2008, we sent out the proxy statement for our 2008 Annual Shareholder Meeting, which was held on January 12, 2009, soliciting shareholders to vote to re-elect all of our current directors and to approve changing our corporate name to Ocean Smart, Inc.  Both proposals were approved at the Annual Shareholder Meeting.  The votes from the meeting were as follows:

Proposal 1 - Director Nominee	FOR	WITHHELD
Robert Saunders	17,709,935 100%	0
Michael Boswell	17,709,935 (100%)	0
Mark Elenowitz	17,709,935 (100%)	0
Douglas MacLellan	17,709,935 (100%)	0
Victor Bolton	17,709,935 (100%)	0
Javier Idrovo	17,709,935 (100%)	0
Darryl Horton	17,709,935 (100%)	0

Proposal 2	FOR	WITHHELD
To amend our articles of incorporation to change our corporate name to Ocean Smart, Inc.	17,708,801 (99.99%)	1,133 (0.006%)

We will file Articles of Amendment with the Secretary of State of the State of Nevada to amend our existing Articles of Incorporation and thereby effect the name change, which will become effective on the date of filing the Articles of Amendment. As a result of the name change, we will need a new Over the Counter Bulletin Board trading symbol and cusip number. We will report our new symbol and cusip number as soon as they are available by filing a Current Report on Form 8-K with the Securities and Exchange Commission.

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

Date: January 20, 2009	EDGEWATER FOODS INTERNATIONAL, INC.

By: /s/ Robert Saunders
Robert Saunders,
Chief Executive Officer

By: /s/ Michael Boswell
Michael Boswell, Acting Chief Accounting Officer