Form 10-K/A
period 2008-08-31
EDGEWATER FOODS INTERNATIONAL, INC.
filed 2009-03-09
CIK 1231339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES	X	NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES	X	NO

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 6, 2009 was $1,078,177.70  (computed by multiplying the closing sales price for our common stock on such date by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant’s outstanding common stock.  This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such people are affiliates of the registrant).

The number of shares of our common stock outstanding on March 6, 2009 was 25,327,777.

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

Explanatory Note: We are filing this amendment to respond to SEC comments we received on January 6, 2009 and February 10, 2009.  Specifically, we revised our disclosure to state that we recognized a significant deficiency – rather than a significant weakness – in our Internal Control Over Financial Reporting and to include reference to such review in our management’s certifications to this Report.  Additionally, we made a few minor revisions to our financial statements and notes thereto as per the SEC’s comments.

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

Key Corporate Objectives

Our key business development objectives over the next 36 months are to expand scallop production using both existing and new infrastructure at our facilities in Qualicum Beach, move forward possible joint ventures with First Nations1 groups, investigate strategic acquisitions and/or business opportunities and look for possible partners or additional strategic investors to enable the company to capitalize on its existing black cod technology.  In general, we plan on leveraging our existing hatchery technology and expertise via joint venture and/or acquisitions that will enable us to reach signicantly increase sales over the next three years.  Specifically, we plan to expand our business and operations as follows:

●       Leverage our recently completed $2.0 million order with Fanny Bay Oyster Co., a division of Taylor Shellfish Farms of Shelton, Washington (an international seafood distributor and the largest shellfish company on the West Coast) to expand overall scallops and reduce selling costs.  The initial order is for more than 800,000 lbs. of Edgewater’s proprietary Qualicum Beach scallops to be delivered to Fanny Bay over the next 13 months. The order includes live scallops, fresh scallop meat and frozen scallops to be farmed in Edgewater Foods’ Qualicum Beach, British Columbia, operation, and packaged and delivered in various scallop products (including live in-the-shell, frozen half-shell and fresh meat).

●      Continue to move forward with our discussions with various First Nations groups about possible partnerships or joint ventures on potential farm sites on First Nation owned lands.  This will provide the company with additional growing areas for scallops and future joint venture revenues.

●      Investigate possible acquisitions of other aquaculture companies, equipment vendors and/or seafood distributors.  We plan to initially focus on companies that we believe could significantly benefit from our hatchery technology and expertise.  As part of this initiative we recently established an Acquisition/Business Opportunity Board Committee and are currently beginning initial conversions with both North American and Chinese based companies.  Aside from the November 2008 acquisition of Granscal Sea Farms Ltd., a Kanish Bay Company, as of the date of this filing, no new definitive agreements have been signed.

________________________
1First Nations commonly refers to the indigenous peoples in what is now Canada.  There are currently over 600 recognized First Nations governments or bands in Canada, roughly half of which are in the provinces of Ontario and British Columbia.

●      Look to indentify either new strategic investors and/or possible joint venture partners who could help us capitalize on existing sablefish (or blackcod) hatchery technology and expertise.   One possible arrangement would be for us to license our blackcod hatchery technology and expertise to a strategic partner.  As of the date of this filing, we have yet to locate either a strategic investor or a joint venture of licensing partner.  If we do indentify a suitable arrangement,   our goal would be to capitalize on the high demand for sablefish in foreign markets by entering into the blackcod market in the next 2 to 3 years.

●       We plan to expand current scallop distribution by leveraging our initial 500,000 piece frozen roe on scallop meat order with European Union seafood distributors.  While our arrangement with Taylor Shellfish will focus on North America markets, we believe this order could represent an important first step towards establish a large European based demand for our scallops.

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

As the only hatchery/producer of cultured scallops on the west coast of North America, Island Scallops has the ability to supply fresh scallops (of a predictable quality and quantity) throughout the year.  Although the supply of scallops has fluctuated in the past, consumer demand has always absorbed the available supply. A primary factor for increased consumption is the increasing health consciousness among consumers. Scallops are low in saturated fats and cholesterol and high in protein.  All parts of the scallop body are edible; however, different parts tend to be consumed in different regions of the world.  In North America, the adductor muscle is traditionally the only part eaten, with the rest of the body discarded. In Europe, Australia and Tasmania, the adductor muscle is usually marketed and eaten with the gonad attached.  Japan utilizes the whole animal, where most of the product is cooked in the shell prior to sale.  Marketed scallops generally take the following product forms:

●	Whole-live (shelf life of seven days);
●	Whole dried;
●	Eviscerated whole;
●	Shucked fresh (shelf life of about 15-20 days);
●	Shucked frozen (shelf life of about a year);
●	Frozen on the half-shell (shelf life of about a year); and
●	Value added forms (smoked, breaded, canned).

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

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year covered by this Report.

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

At March 6, 2009, the closing bid price of the common stock was $0.10 and we had approximately 56 record holders of our common stock, 13 record holders of our Series A Preferred Stock, 3 record holders of our Series B Preferred Stock, 2 record holders of our Series C Preferred Stock and 13 record holders of our Series D Preferred Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Despite the increased revenues in 2008, we were not able to achieve positive operational cash flows during the fiscal year.  As a result of our new sales agreements with Fanny Bay, improved processing plant and increasing shellfish seed sales,  Management expects our sales and margins to increase and to achieve positive cash flows in 2009.   Even with our expectations of improved sales and positive cash flows, we have started to investigate acquisitions of other aquaculture companies, equipment vendors and/or seafood distributors.  We plan to initially focus on companies that we believe could significantly benefit from our hatchery technology and expertise.  Management believes that the combination of our existing hatchery technology and knowledge, coupled with our existing revenues and sales and marketing channels could result in significantly improved cash flows.  As part of this initiative, we recently established an Acquisition/Business Opportunity Board Committee and are currently beginning initial conversations with both North American and Chinese based companies; however, as of the date of this filing, no definitive agreements have been signed.  Additionally, we have not yet located or finalized financing sources for any possible acquisition.  Management currently plans to fund any future acquisition through debt financing and/or additional equity financings.  Alternatively, Management believes that opportunities exist where we could provide our technology and knowledge to a joint venture that is funded by the other party.

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

In June 2008, we completed a private placement that resulted in net proceeds of $1.46 million.  Based on our current estimates of near-term sales and capital costs of expanding our farms to increase future crop yields, we will require additional financings to continue our current rate of expansion.  As we have yet to raise additional capital and our sales have increased at a slower than expected pace, we have already scaled back some of our expansion plans and may have to further scale back the plans outlined herein.  We originally anticipated that we would need approximately $1.0 million over the next 14 months in order to continue our originally planned expansion activities, however, we now plan to align our future expansions with our ability to generate positive cash flows from our current scallop crops and/or our ability to locate additional financing.

Liquidity and Cash Resources

At August 31, 2008, we had a cash balance of approximately $712,000. During the year ending August 31, 2007, we completed one private equity financing  and had investors exercise various warrants that resulted in net proceeds of approximately $3,075,000.  During the year ending August 31, 2006, we relied on four private equity financings that resulted in net proceeds of approximately $5,140,000.  Prior to the completion of our initial Preferred Stock Financing, our initial expansion had been largely funded by a short term note with a maximum limit of approximately $1,451,000.   This short term note was repaid with proceeds from the 2006 preferred stock financings and is no longer available to us.  These 2006 and 2007 financings formerly contained warrants, which if fully exercised, could have raised approximately an additional $49,350,000.  To date, the exercise of these warrants resulted in net proceeds of roughly $1,200,000; however, our recently completed financing also resulted in a warrant exchange that eliminated most of the remaining warrants from the 2006 and 2007 financings.  We have suffered operating losses since inception in our efforts to establish and execute our business strategy.   After the completion of the recent Series D preferred financing, management believed that we had adequate funds to maintain our business operations into our 2009 fiscal year and/or until we become cash flow positive, but we continued to suffer operational losses in our 2008 fiscal year. Until our operations are able to demonstrate and maintain positive cash flows, we may require additional working capital to fund our ongoing operations and execute our business strategy of expanding our operations.  In fact,   based on our current estimates of future sales and capital costs of expanding our farms in order to increase future crop yields, we will require additional financings to continue expand our operations.  Based on these factors, there is substantial doubt about our ability to continue as a going concern.  Management intends to overcome the significant doubt about its ability to continue as a going concern by utilizing strategic relationships to increase sales volume, while at the same time capitalizing on the recent improved harvesting methods and processing plant improvements to achieve a significantly improved margin.  However, if we are unsuccessful in our efforts to increase sales and achieve cash flows, we will require additional financing over the next several years in order to overcome the substantial doubt regarding our ability to continue as a going concern.

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

Management has classified the costs of crops expected to be sold beyond a 12-month cycle from the date of the financial statements as noncurrent.

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

Revenues.  Revenues for the fiscal year ended August 31, 2008, were approximately $1,584,000.  We had revenues of approximately $657,000 for the fiscal year ended August 31, 2007.  This is an increase of approximately $927,000 or 141%.  The increase in our revenue was largely the result of an increase in the sales of our own scallops.  In fact, sales of our own scallops increased by more than 93% or roughly $509,000.  If not for the loss of live scallop sales due to the temporary closing of our harvest areas due to Red Tide issues, our overall sales may have increased by at least an additional $100,000.  Our overall average price per scallop remained roughly unchanged from 2007 to 2008.  Therefore, the increase in revenue generated from the sales of our own scallops was directly due to increased volume.  Aside from the increase in the overall number of scallops sold, management also placed great emphasis on equipment sales to other aquaculture companies, which resulted in a large volume of equipment sales that increased revenues by approximately $120,000 over the prior year.     Particularly in the final quarter of our 2008 fiscal year, Management also began increased its focus on generating additional revenues through the sale of both scallop and other shellfish seed sales.  This resulted in increased overall volume of both scallop seed and oyster seed sales as compared to the previous fiscal year.  As was the case in 2007 and 2006, management continued its emphasis on the development and production of larger scallop crops.  Management believes that our emphasis on expansion of future crops coupled with our new sales agreements will yield increased revenues starting in 2009 and beyond.

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

See accompanying summary of accounting policies and notes to financial statements

						EDGEWATER FOODS INTERNATIONAL
						CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(Deficit)
						FOR THE YEAR ENDED AUGUST 31, 2008 and 2007

												Other Comprehensive
	Preferred Stock											Income -
	Series A		Series B		Series C		Series D		Common Stock		Additional Paid in	Foreign Exchange	Accumulated
	Number	Value	Number	Value	Number	Value	Number	Value	Number	Value	Capital	Adjustment	Deficit	Total
Balance at August 31, 2006	7,887,999	$7,888		$-		$-		$-	20,983,260	$2,098	-	$(256,320)	$(19,049,166)	$(19,295,500)

Comprehensive loss
Net income													4,057,458	4,057,458
Foreign currency translation												150,776		150,776
Total comprehensive loss														4,208,234

Conversion of Series A Preferred Stock	(302,801)	(303)							302,801	30	273		-	-

Common stock issued for dividends									309,839	31	518,869		(518,900)	-

Preferred Series B Stock issued in connection with financing			207	-							1,864,502			1,864,502

Value Assigned to Series B Warrants											(2,099,044)		(2,017,695)	(4,116,739)

Issue of Common and Series A preferred Stock for warrants, net of expense	188,800	189							2,076,800	208	1,189,042			1,189,439

Stock Option expense											486,118		-	486,118

Series A Warrants reclassification											17,364,812		-	17,364,812

Series B Warrants reclassification											3,084,747		-	3,084,747

Common Stock issues for Services									40,000	4	61,996		-	62,000

Balance at August 31, 2007	7,773,998	7,774	207	-	-	-			23,712,700	2,371	22,471,315	(105,544)	(17,528,303)	4,847,613

Comprehensive loss
Net loss													(3,681,122)	(3,681,122)
Foreign currency translation												(105,649)		(105,649)
Total comprehensive loss														(3,786,771)

Stock option expense											1,780,882			1,780,882

Stock Issued for services									85,000	9	90,591			90,600

Common stock issued for dividends									681,450	68	630,075		(630,143)	-

Preferred Series C Stock issued in connection with financing					747,870	748					799,900			800,648

Deemed Dividend											163,386		(163,386)	-

Preferred Series D Stock issued in connection with financing							37,500	38	-		1,461,539			1,461,577

Preferred Series D Stock issued in connection with warrant exchange							267,058	267			100,093		(100,360)	-

Balance at August 31, 2008	7,773,998	$7,774	207	$-	747,870	$748	304,558	$305	24,479,150	$2,448	$27,497,781	$(211,193)	$(22,103,314)	$5,194,549

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

Management has classified the costs of crops expected to be sold beyond a 12-month cycle from the date of the financial statements as noncurrent.

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

ITEM 8A.                      CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this annual report on Form 10-K/A, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures, and (ii) our internal control over financial reporting. The evaluators who performed this evaluation were our Chief Executive Officer, Robert Saunders and our Acting Chief Financial Officer and Acting Principal Accounting Officer, Michael Boswell; their conclusions, based on and as of the date of the Evaluation (i) with respect to the effectiveness of our Disclosure Controls and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls are presented below.

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

Conclusions

Based upon the Evaluation, (i) our disclosure controls and procedures are effective in giving us reasonable assurance that they are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that such information is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and (ii) aside from the significant deficiency explained below in Management’s Report Over Internal Controls – our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

Management’s Report on Internal Controls Over Financial Reporting

Board of Directors and Edgewater Foods International, Inc:

The Management of Edgewater Foods International, Inc is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that  receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and, (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Based on this assessment, management determined that, as of August 31, 2008, Edgewater Foods International, Inc. maintained effective internal control over financial reporting, although we did recognize a significant deficiency.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Although currently we do not identify any material weaknesses in the process of self assessment, we have recognized a significant deficiency in our internal controls.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  We are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

EDGEWATER FOODS INTERNATIONAL, INC

/s/  Robert Saunders
Robert Saunders
Chief Executive Officer

/s/  Michael Boswell
Michael Boswell
Acting Chief Financial Officer, Acting Principal Accounting Officer

PART III.

ITEM 9.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and text set forth the names and ages of all directors and executive officers as of March 6, 2009. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders, which is anticipated to be held in January 12, 2009, and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Dr. Kristina Miller, our Chief Scientific Advisor is the wife of Robert Saunders, our Chairman, CEO and President; otherwise, there are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position
Robert Saunders	55	Chairman,CEO and President
Douglas C.MacLellan	53	Vice Chairman
Mark H. Elenowitz	39	Director
Javier Idrovo	41	Director
Michael Boswell	39	Director, Acting Chief Financial Officer and Acting Principal Accounting Officer
Darryl Horton	58	Director
Victor Bolton	54	Director

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

Douglas C. MacLellan, Vice-Chairman. Since May 1992, Mr. MacLellan has been President and Chief Executive Officer of the MacLellan Group, Inc., a privately held business incubator and financial advisory firm.  Mr. MacLellan is currently Chief Executive Officer and Executive Chairman of AMDL, Inc. (AMEX: ADL), a publicly held biotechnology firm.  He was previously a member of the board of directors and chairman of the audit committee of ADML, Inc.  From 2002 until September 2005, Mr. MacLellan was Vice Chairman and a Director of AXM Pharma, Inc. (AMEX; AXJ).  From March 1998 through October 2000, Mr. MacLellan was the co-founder and a significant shareholder of Wireless Electronique, Ltd., a China-based telecommunications company having joint venture operations with China Unicom (NASDAQ: CHU) in Yunnan, Inner Mongolia and Ningxia provinces.  He is also a co-founder and, from May 1997 until January 2008, was a director of Datalex Corporation, a Canadian-based legacy software solution provider. From November 1996 to March 1998, Mr. MacLellan was co-Chairman and an Investment Committee member of the Strategic East European Fund.  From November 1995 to March 1998, Mr. MacLellan was President, Chief Executive Officer and a Director of PortaCom Wireless, Inc., a company engaged as a developer and operator of cellular and wireless telecommunications ventures in selected developing world markets.  Mr. MacLellan is a former member of the board of directors and co-founder of FirstCom Corporation (NASDAQ: FCLX), an international telecommunications company that operates a competitive access fiber and satellite network in Latin America, which became AT&T Latin America (NASDAQ: ATTL) in August 2000.  During 1996, he was also the Vice-Chairman of Asia American Telecommunications (now Metromedia China Corporation), a majority-owned subsidiary of Metromedia International Group, Inc. (AMEX: MMG). Mr. MacLellan was educated at the University of Southern California in economics and finance, with advanced training in classical economic theory.

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

Javier Idrovo, Director. Currently, Mr. Idrovo works as the Senior Vice President of Strategy and Business Development for The Hershey Company. Mr. Idrovo has been involved in the food industry since 2001 when he joined Dole Food Company, Inc. as Vice President of Strategy. In 2004, Mr. Idrovo was promoted to Senior Vice President of Strategy.  In 2005, he became Vice President and CFO of Dole Packaged Foods, one of the operating divisions of Dole Food Company.  In 2006, he was promoted to President of Dole Packaged Foods and held that title until March 2008.  Prior to joining Dole, Mr. Idrovo worked as a management consultant for The Boston Consulting Group, Inc. holding positions of increasing responsibility from Associate Consultant to Manager.  As a consultant, Mr. Idrovo worked for clients on projects that focused on strategy issues as well as organizational effectiveness issues across a number of industries including, but not limited to, Telecommunications, Retailing, Manufacturing, and Financial Services.  He received a Bachelor of Science degree in 1989 and a Master of Engineering degree in 1990 both from Harvey Mudd College.  Mr. Idrovo also received a Master of Business Administration degree from Harvard Business School in 1995.

Michael Boswell, Director, Acting Principal Accounting Officer and Acting Chief Financial Officer. Mr. Boswell is a co-founder and member in TriPoint Capital Advisors, LLC, a boutique merchant bank focused on small and mid-sized growth companies and a co founder of the TriPoint family of companies. Mr. Boswell provides high-level financial services to start-up businesses and small to mid-sized companies. Mr. Boswell is currently a member of the board of directors and chairman of the audit committee of AMDL, Inc. (AMEX: ADL), a publicly held biotechnology firm.  Mr. Boswell is also currently a director of Global Growth Acquisition Corp. 1, a Cayman Islands corporation. Mr. Boswell holds the Series 24, 82 and 63 licenses and is also Managing Director and Chief Compliance Officer of TriPoint Global Equities, LLC, a FINRA member firm.  Prior to the founding of TriPoint, Mr. Boswell had a number of executive positions focusing on business development and management consulting. Mr. Boswell also spent eight years as a senior analyst and/or senior engineer for various branches of the United States Government. He earned a MBA from John Hopkins University and a BS degree in Mechanical Engineering from University of Maryland.

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

 As of March 6, 2009, we had a total of 25,327,777 shares of common stock, 7,773,998 shares of Series A Preferred Stock,  207 shares of Series B Preferred Stock,  747,870 shares of our Series C Preferred Stock and  304,558 shares of our Series D Preferred Stock issued and outstanding, which are our only issued and outstanding equity securities.  However, our preferred stock does not have any voting rights except with respect to specified transactions that may affect the rights, preferences, privileges or voting power of such class and except as otherwise required by Nevada law.  As of the date of this Report, each share of our Series A Preferred Stock and each share of Series C Preferred Stock is convertible into one share of common stock; each share of our Series B Preferred Stock is convertible into a number of fully paid and nonassessable shares of our common stock equal to the quotient of the liquidation preference amount per share ($10,000) divided by the conversion price, which initially is $1.15 per share, subject to certain adjustments, or approximately 8,696 shares of common for each share of converted Series B Preferred Stock; and each share of our Series D Preferred Stock is convertible into a number of fully paid and nonassessable shares of common stock equal to the quotient of (i) the stated value of per share ($40) divided by (ii) the conversion price, which initially is $0.80 per share, subject to certain adjustments.

The following table sets forth, as of March 6, 2009: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our common stock and Preferred Stock (taken together as one class) known to us, the number of shares of common stock and Preferred Stock beneficially owned by each such person, and the percent of our common stock and Preferred Stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares our common stock and Preferred Stock beneficially owned, and the percentage of our common stock and Preferred Stock so owned, by each such person, and by all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of our common stock and Preferred Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock and Preferred Stock, except as otherwise indicated. Individual beneficial ownership also includes shares of common stock that a person has the right to acquire within 60 days from March 6, 2009.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage Of Voting of Securities (1)
Robert Saunders Chairman, President and CEO 5552 West Island Highway Qualicum Beach, British Columbia Canada V9K 2C8	10,200,000 (2)	19.50%

Douglas C. MacLellan Vice Chairman 8324 Delgany Avenue Playa del Ray, CA 90293	1,240,000 (3)	2.37%

Mark Elenowitz Director 400 Professional Drive Suite 310 Gaithersburg, MD 20879	1,758,000 (4) (5)	3.36%

Javier Idrovo Director 400 Professional Drive Suite 310 Gaithersburg, MD 20879	0 (6)	0%

Michael Boswell Director and Acting Chief Accounting Officer 400 Professional Drive Suite 310 Gaithersburg, MD 20879	1,328,000 (7) (8)	2.58%

Victor Bolton 345-916 W. Broadway Vancouver, BC V5Z 1K7	10,000 (9)	0.02%

Darryl Horton 33568 Eagle Mountain Drive Abbortsford, BC V3G 2X7	10,000 (10)	0.02%

Vision Opportunity Master Fund, Ltd. 20 West 55th St., 5th Floor New York, NY 10019	2,538,793 (11)	4.99%

All directors and officers as a group (7 persons)	14,546,000	27.81%

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
            (6)                 On September 8, 2008, our board of directors authorized the issuance of an aggregate of 100,000 options to purchase our common stock pursuant to our 2005 Equity Plan to Mr. Idrovo.   The options shall vest in two equal installments over the next two years (on September 8, 2009 and 2010).  Each option is exercisable for a period of five years from the issuance date and has an exercise price of $0.45 respectively. As of August 31, 2008, Mr. Idrovo had not yet been granted any options. As of March 6, 2009, none of these options have vested and none will vest within 60 days from such date.
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

/s/ Robert Saunders	Dated: March 9, 2009
Robert Saunders Director, President and Chief Executive Officer

/s/ Michael Boswell	Dated: March 9, 2009
Michael Boswell Director & Acting Chief Financial Officer, Acting Principal Accounting Officer

/s/ Douglas C. MacLellan
Douglas C. MacLellan Vice-chairman of the Board	Dated: March 9, 2009

/s/ Mark H. Elenowitz
Mark H. Elenowitz Director	Dated: March 9, 2009

/s/ Javier Idrovo	Dated: March 9, 2009
Javier Idrovo Director

Dated:
Victor Bolton Director

Dated:
Darryl Horton Director