Form 10-Q/A
period 2008-11-30
EDGEWATER FOODS INTERNATIONAL, INC.
filed 2009-03-09
CIK 1231339

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(250) 757-9811
 (Issuer's telephone number)

(Former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of "accelerated filer and large Accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	Accelerated Filer
Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [  ] No [X]

As of March 6, 2009, there were 25,327,777 shares of Common Stock, par value $0.0001 outstanding, 7,773,998 shares of Series A Preferred Stock, par value is $.001, 207 shares of Series B Preferred Stock, par value is $.001, 747,870 shares of Series C Preferred Stock, par value is $.001 and 304,558 shares of Series D Preferred Stock, par value is $.001.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	17

Consolidated Balance Sheets at November 30, 2008 (unaudited) and August 31, 2008	3

Unaudited Consolidated Statements of Operations for the three months ended November 30, 2008 and 2007	4

Unaudited Consolidated Statements of Cash Flows for the three months ended November 30, 2008 and 2007	5

Unaudited Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T. Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds	17

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission Of Matters To A Vote Of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	19

Explanatory Note:  We are filing this amendment to ensure consistency with the Amendment to our Annual Report on Form 10-K/A for the year ending August 31, 2008 that we filed on this same day due to comments we received from the SEC regarding such periodic report.

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

Non cash transactions
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

Note 3.  Acquisition of Granscal

Granscal Tenure

On October 31, 2008, our wholly owned subsidiary – Island Scallops, Ltd., finalized a Share Exchange Agreement with Granscal Sea Farms Ltd., a Kanish Bay Company and Granscal’s sole shareholder.  Pursuant to the Agreement, Granscal’s sole shareholder assigned and transferred all of his Granscal shares to Island Scallop in exchange for: (i) 400,000 restricted shares of our common stock; (ii) a sum equal to 50% of the gross revenue Island Scallops earns on account of the sale of Granscal’s 2004, 2005 and 2006 brood year inventory currently in the water – to be paid when Island Scallops consummates the sale of inventory; and (iii) an aggregate cash fee of $30,000.  Pursuant to the Agreement; Island Scallops also agreed to pay the $35,000 that Granscal owes to the Bank of Montreal.  The 400,000 shares issued were valued at $0.08 per share, the closing bid of our common stock on the date the merger closed.  Therefore, total aggregate value of the shares recognized by the company was $32,000.

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

Despite the increased revenues in for the first three months of our 2009 fiscal year (as compared to 2008), we were not able to achieve positive operational cash flows during this quarter.  As a result of our new sales agreements, improved processing plant and increasing shellfish seed sales,  Management expects our sales and margins to increase and to achieve positive cash flows in 2009.  Even with our expectations of improved sales and positive cash flows, we plan to expand our search for possible acquisitions of other aquaculture companies, equipment vendors and/or seafood distributors.  We are initially focusing on companies that we believe could significantly benefit from our hatchery technology and expertise and that would add additional revenue and/or have a geographically desirable location.  We are evaluating both potential acquisitions and partnerships with such companies in order to reach our goal of capitalizing on our hatchery technology in order to increase cash flows.   Aside from the November 2008 acquisition of Granscal Sea Farms Ltd., as of the date of this filing, no new definitive agreements have been signed. Additionally, we have not yet located and/or finalized financing sources for any possible acquisition.  Management currently plans to fund any future acquisition via either debt financing and/or additional equity financings.  Alternatively, Management believes that opportunities exist where we could provide our technology and knowledge to a joint venture that is funded by the other party.

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

_______________________

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

Revenues.  Revenues for the three months ended November 30, 2008, were approximately $577,000.  We had revenues of approximately $429,000 for the three months ended November 30, 2007.  This is an increase of approximately $148,000 or 34%.  The increase in our overall sales was a direct result of management’s new sales and marketing efforts coupled with our emphasis on infrastructure improvements and crop expansion.  If not for the recent volatility in the foreign currency markets (and the rapid improvement of the US dollar relative to the Canadian dollar during the three month period ended November 30, 2008), our overall sales increase would have been greater.  In fact, sales in absolute Canadian dollars  improved by over 56% over the three month period.  Our overall average price per scallop remained roughly unchanged from the three month period ending November 30, 2007 to the three month period ending November 30, 2008.  As a result, the increase in revenue generated from the sales of our scallops was directly due to increased volume.  In the first quarter of our 209 fiscal year, management also continued to place a greater emphasis on equipment sales to other aquaculture companies and continued their efforts to increase revenues generated from both scallop and shellfish seed sales. This resulted in increased seed sales and new equipment sales as compared to the previous fiscal year. As was the case in 2007, management continued its emphasis on the development and production of larger scallop crops.  Management believes that our emphasis on expansion of future crops coupled with our new sales agreements will yield increased revenues in our 2009 fiscal year and beyond.

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

Liquidity and Cash Resources. At November 30, 2008, we had a cash balance of approximately $292,000..  During the year ending August 31, 2007, we completed one private equity financing and had investors exercise various warrants that resulted in net proceeds of approximately $3,075,000.  During the year ending August 31, 2006, we relied on four private equity financings that resulted in net proceeds of approximately $5,140,000.  Prior to the completion of our initial Preferred Stock Financing, our initial expansion had been largely funded by a short term note with a maximum limit of approximately $1,451,000.   This short term note was repaid with proceeds from the 2006 preferred stock financings and is no longer available to us.  These 2006 and 2007 financings formerly contained warrants, which if fully exercised, could have raised approximately an additional $49,350,000.  To date, the exercise of these warrants resulted in net proceeds of roughly $1,200,000; however, the financing we completed in June 2008, resulted in a warrant exchange that eliminated most of the remaining warrants from the 2006 and 2007 financings.  We have suffered operating losses since inception in our efforts to establish and execute our business strategy.   After the completion of the June 2008 financing, management believed that we had adequate funds to maintain our business operations into our 2009 fiscal year and/or until we become cash flow positive, but we continued to suffer operational losses in our 2008 fiscal year. Until our operations are able to demonstrate and maintain positive cash flows, we may require additional working capital to fund our ongoing operations and execute our business strategy of expanding our operations.  In fact,   based on our current estimates of future sales and capital costs of expanding our farms in order to increase future crop yields, we will require additional financings to continue expand our operations.  Based on these factors, there is substantial doubt about our ability to continue as a going concern. Management intends to overcome the significant doubt about its ability to continue as a going concern by utilizing strategic relationships to increase sales volume, while at the same time capitalizing on the recent improved harvesting methods and processing plant improvements to achieve a significantly improved margin.  However, if we are unsuccessful in our efforts to increase sales and achieve cash flows, we will require additional financing over the next several years in order to overcome the substantial doubt regarding our ability to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Acting Chief Accounting Officer, concluded thatour disclosure controls and procedures are effective in giving us reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that such information is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

In our Management’s Report on Internal Control Over Financial Reporting included in the Company’s Form 10-K/A for the year ended August 31, 2008, management concluded that our internal control over financial reporting was effective, although it identified a significant deficiency as of August 31, 2008, discussed below. A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

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

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q/A relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 5. OTHER INFORMATION

(a)             Not applicable.

(b)             Not applicable.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this report.

           Exhibit No.                     Document
3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007).

31.1	Certification of Chief Executive Officer and Acting Chief Accounting Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer and Acting Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2009	EDGEWATER FOODS INTERNATIONAL, INC.

By: /s/ Robert Saunders
Robert Saunders,
Chief Executive Officer & President

By: /s/ Michael Boswell
Michael Boswell, Acting Chief Accounting Officer