Form 10-Q
period 2009-02-28
OCEAN SMART, INC.
filed 2009-04-14
CIK 1231339

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number

Ocean Smart, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-3113571
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

US Representative Office
400 Professional Drive, Suite 310, Gaithersburg, Maryland 20878
(Address of principal executive offices (zip code))

(250) 757-9811
 (Issuer's telephone number)

(Former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	Accelerated Filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [  ] No [X]

As of April 9, 2009, there were 25,477,777 shares of Common Stock, par value $0.0001 outstanding, 7,773,998 shares of Series A Preferred Stock, par value is $.001, 207 shares of Series B Preferred Stock, par value is $.001, 747,870 shares of Series C Preferred Stock, par value is $.001 and 304,558 shares of Series D Preferred Stock, par value is $.001.

PART I – FINANCIAL INFORMATION

OCEAN SMART, INC.
(FORMERLY EDGEWATER FOODS INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash	$93,993	$712,298
Accounts receivable, net	193,342	195,402
Inventory	840,199	1,290,702
Other current assets	57,427	80,011

Total current assets	1,184,961	2,278,413

Property, plant and equipment, net	3,211,435	3,982,336

Long-term inventory	791,022	986,327

Loans receivable, related party	155,165	114,079

Other assets	8,647	3,758

Total assets	$5,351,230	$7,364,913

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short term debt	$153,776	$109,648
Line of credit	80,837	124,766
Current portion of long term debt	329,713	396,885
Accounts payable and accrued liabilities	897,412	991,061

Total current liabilities	1,461,738	1,622,360

Long term debt, net current portion	439,167	548,004

Total liabilities	1,900,905	2,170,364

Stockholders' equity
Series A Preferred stock, par $0.001, 10,000,000
authorized, 7,773,998 issued and outstanding
at February 28, 2009 and August 31, 2008, respectively	7,774	7,774
Series B Preferred stock, par $0.001, 100 authorized,
207 issued and outstanding at	-	-
February 28, 2009 and August 31, 2008, respectively
Series C Preferred stock, par $0.001, 1,000,000
authorized, 747,870 issued and outstanding
at February 28, 2009 and August 31, 2008, respectively	748	748
Series D Preferred stock, par $0.001, 380,000
authorized, 304,558 issued and outstanding
at February 28, 2009 and August 31, 2008, respectively	305	305
Common stock, par $0.0001, 100,000,000 authorized,
25,327,777 and 24,479,150 issued and outstanding at
February 28, 2009 and August 31, 2008, respectively	2,533	2,448
Additional paid in capital	27,862,817	27,497,781
Accumulated deficit	(23,501,360)	(22,103,314)
Accumulated other comprehensive income (loss) -
foreign exchange adjustment	(922,492)	(211,193)

Total stockholders' equity	3,450,325	5,194,549

Total liabilities and stockholders' equity	$5,351,230	$7,364,913

See accompanying notes to consolidated financial statements

OCEAN SMART, INC.
(FORMERLY EDGEWATER FOODS INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2009 and FEBRUARY 29, 2008
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	FEBRUARY 28,	FEBRUARY 29,	FEBRUARY 28,	FEBRUARY 29,
	2009	2008	2009	2008

Revenue	$432,977	$365,763	$1,010,082	$794,965
Cost of goods sold	728,919	493,421	1,369,238	1,028,271

Gross profit (loss)	(295,942)	(127,658)	(359,156)	(233,306)

Expenses:
General and administrative expenses	337,966	760,772	525,533	1,484,699
Salaries and benefits	83,009	93,258	167,934	188,492

Total operating expenses	(420,975)	(854,030)	(693,467)	(1,673,191)

Loss from operations	(716,917)	(981,688)	(1,052,623)	(1,906,497)

Other income (expense):
Interest income (expense), net	(11,788)	2,693	(23,028)	6,699
Other income (expense)	-	(35,798)	-	28,310

Total other income (expense), net	(11,788)	(33,105)	(23,028)	35,009

Net loss	(728,705)	(1,014,793)	(1,075,651)	(1,871,488)

Dividend on preferred stock	(322,395)	(310,476)	(322,395)	(310,476)

Deemed dividend for beneficial
conversion feature	-	-	-	(163,386)

Net loss applicable to
common shareholders	(1,051,100)	(1,325,269)	(1,398,046)	(2,345,350)

Foreign currency translation	(13,220)	50,279	(711,299)	298,335

Comprehensive loss	$(1,064,320)	$(1,274,990)	$(2,109,345)	$(2,047,015)

Net loss applicable to common shareholder per share
Basic and diluted	$(0.04)	$(0.06)	$(0.06)	$(0.10)

Weighted average shares outstanding
Basic and diluted	25,173,250	23,903,501	24,890,581	23,811,678

See accompanying notes to consolidated financial statements

OCEAN SMART, INC.
(FORMERLY EDGEWATER FOODS INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF CASHFLOWS
SIX MONTHS ENDED FEBRUARY 28, 2009 and FEBRUARY 29, 2008
(unaudited)

	2009	2008

Cash flows from operating activities:

Net loss	$(1,075,651)	$(1,871,488)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	240,858	286,956
Stock option expense	10,726	1,032,845
Common stock issued for services	-	49,900
Inventory impairment	75,000	-

Changes in current assets and liabilities:
Accounts receivable	2,060	(24,187)
Prepaid expenses	22,584	-
Other current assets	-	(16,587)
Loan receivable	(62,153)	(33,887)
Inventory	282,564	(321,797)
Accounts payable	(98,049)	172,304

Net cash used in operating activities	(602,061)	(725,941)

Cash flows from investing activities:
Other assets	(5,473)	-
Purchase of property, plant and equipment	(89,268)	(813,761)

Net cash used in investing activities	(94,741)	(813,761)

Cash flows from financing activities:

Net proceeds (payments) from line of credit	(25,978)	32,877
Proceeds from short term debt	40,813	-
Payment of short term debt	(30,713)	(829)
Proceeds from long term debt	-	30,082
Payment of long term debt	-	(96,713)
Preferred stock issued for cash	-	800,648

Net cash provided (used in) by financing activities	(15,878)	766,065

Foreign currency translation effect	94,375	141,031

Net decrease in cash	(618,305)	(632,606)

Cash, beginning of period	712,298	1,656,868

Cash, end of period	$93,993	$1,024,262

Supplemental disclosure of cash flow information

Non cash transactions
Issuance of stock for dividends	$322,395	$310,476
Acqusition of Granscal assets for debt and common stock	$85,759	$-

Net cash paid
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to consolidated financial statements

OCEAN SMART, INC.

(FORMERLY EDGEWATER FOODS INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation, Organization and Nature of Operations

Ocean Smart, Inc. (formerly Edgewater Foods International Inc.), a Nevada Corporation, is the parent company of Island Scallops Ltd., a Vancouver Island aquaculture company. Island Scallops was established in 1989 and for over 20 years has operated a scallop farming and marine hatchery business. Island Scallops is dedicated to the farming, processing and marketing of high quality, high value marine species (scallops).

On January 12, 2009, we held our annual shareholder meeting where our shareholders voted by proxy to approved changing our corporate name to Ocean Smart, Inc.  The name change became effective on March 3, 2009 however we were not notified by the state of Nevada until March 30, 2009.  Accordingly, we reported the name change on a Current Report on Form 8-K with the Securities and Exchange Commission and filed it on March 30, 2009.

Note 2.  Significant Accounting Policies

Basis of Presentation

Our unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information and the rules and regulations of the Securities and Exchange Commission. In management’s opinion, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended August 31, 2008. Results of operations for the three and six months ended February 28, 2009, are not necessarily indicative of the operating results for the full accounting year or any future period.

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of its inventory for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable.  The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist.  The Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the inventory’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the inventory impairment is determined by management. Based on its analysis, the Company believes that impairment of $75,000 of the carrying value of its current inventory assets existed at February 28, 2009. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its long-lived assets and prevent future impairment.

Management has classified the costs of crops expected to be sold beyond a 12-month cycle from the date of the financial statements as noncurrent.

At February 28, 2009 and February 29, 2008, inventory consisted of the Biomass (Scallops).

Reclassifications

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 financial statement presentation.

Note 3.  Acquisition of Granscal

Granscal Tenure

On October 31, 2008, our wholly owned subsidiary – Island Scallops, Ltd., finalized a Share Exchange Agreement with Granscal Sea Farms Ltd., a Kanish Bay Company and Granscal’s sole shareholder.  Pursuant to the Agreement, Granscal’s sole shareholder assigned and transferred all of his Granscal shares to Island Scallop in exchange for: (i) 400,000 restricted shares of our common stock; (ii) a sum equal to 50% of the gross revenue Island Scallops earns on account of the sale of Granscal’s 2004, 2005 and 2006 brood year inventory currently in the water – to be paid when Island Scallops consummates the sale of inventory; and (iii) an aggregate cash fee of CDN$30,000.  Pursuant to the Agreement; Island Scallops also agreed to pay the CDN$35,000 that Granscal owes to the Bank of Montreal.  The 400,000 shares issued were valued at $0.08 per share, the closing bid of our common stock on the date the merger closed.  Therefore, total aggregate value of the shares recognized by the company was $32,000.

The CDN$30,000 cash fee shall be paid in CDN$5,000 monthly installments beginning on September 30, 2008 and continuing until the cash fee is fully paid.  The cash fee is secured by a Promissory Note between Island Scallop and Granscal’s sole shareholder, who is also Granscal’s Chief Executive Officer.  The Promissory Note does not contain any interest, but is immediately due and payable if Island Scallop remains in default of the Promissory Note after a 10 day cure period.

Note 4.  Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities are balances outstanding related to credit cards held in the name of one of our shareholders totaling $49,217 and $33,292 at February 28, 2009 and August 31, 2008, respectively.  We used these credit cards as a means of short term financing and incur interest charges on such unpaid balances.

Included in accounts payable and accrued liabilities at February 28, 2009, is an amount of $104,650 in respect to an agreement to purchase geoduck seed from us (for additional information see Note 7 – Contingent Liabilities).

Included in accounts payable and accrued liabilities at February 28, 2009 and August 31, 2008 is $104,955 and $95,065 of principal due and interest accrued in respect to the loan from the National Research Council of Canada Industrial Research Assistance Program (see Note 6 – Long Term Debt for additional information).

Note 5.  Line of Credit

Included in line of credit at February 28, 2009, are two bank lines of credit.  The first line is a $67,000 bank line of credit for Island Scallops.  The interest rate on the line of credit is 7.5% as of February 28, 2009.  At February 28, 2009, the balance due is $65,027. The second line is a $40,000 bank line of credit for Island Scallops.  The interest rate on the line of credit is 6.5% as of February 28, 2009 and  February 28, 2009, the balance due is $15,810.  This second line of credit is subject to a personal guarantee by our Chairman and CEO, Robert Saunders.

Note 6. Long Term Debt

These consolidated financial statements include a Western Diversification Program non-interest bearing loan to Island Scallops that requires repayment equal to 12% of gross revenues from our scallop sales, payable semi-annually, with no specified due date.  The repayment terms have been formally amended several times.  Most recently, in June 2008, the Western Diversification Program agreed to allow Island Scallops to suspend repayment of the roughly $340,000 loan until October 2008.  Starting in October 2008, Island Scallops was to begin repaying the loan at a rate of $7,937 per month for five months.   Once these five months of loan payments were completed, the Western Diversification Program had  agreed to base quarterly repayments on 3% of the gross scallop sales (as opposed to the originally agreed upon 4%) or $19,841 whichever is greater.    As of February 28, 2009, we reached an agreement with the Western Diversification Program to revise the repayment terms of the remaining balance of $339,167 (representing $122,222 overdue and a balance of $216,945).  Beginning February 28, 2009, we began repaying the overdue amount at rate of $794 per month through December 31, 2010.  Commencing January 31, 2011, we will begin paying $3,968 per month towards the overdue balance.  Starting January 31, 2011, our monthly repayment amount will be the greater of 4% of Island Scallops’ gross monthly revenues or $7,937 per month.  Under the terms of the modified agreement, the overdue amount will also bear interest at an annual rate of 3%.  Starting January 31, 2012, we will begin repaying the balance of $216,945 at the greater of 4% of Island Scallops gross monthly revenues or $7,937 per month.  At February 28, 2009, the balance due is $339,167, of which $122,222 is reflected in the current portion of long term debt and the remaining balance of $216,945 is reflected as long term debt.

These consolidated financial statements include Island Scallops’ unsecured loan from the National Research Council of Canada Industrial Research Assistance Program which requires quarterly payments commencing March 1, 2003 equal to 3% of gross revenues of Island Scallops until the earlier of full repayment or December 1, 2012.  If at December 1, 2012, Island Scallops has not earned sufficient revenues to repay the original loan amount, the remaining portion of the loan is to be forgiven.  Amounts currently due at August 31, 2008, bear interest at a rate of 1% per month.  At February 28, 2009, Island Scallops is in arrears in respect to the payment of these amounts.  The National Council of Canada Industrial Research Assistance Program has requested payment of the $104,955 that they claim is owed under this loan agreement.  As such, at February 28, 2009, $104,955 is included in accounts payable and accrued liabilities and the remaining full principal balance of $207,491 is reflected in the current portion of long term debt. We are seeking to renegotiate the repayment terms.

These consolidated financial statements include Island Scallop’s mortgage loan repayable at $2,262 per month (currently interest only calculated at 10.5% per annum).  The loan is secured by a first charge on the real property of Island Scallops. At February 28, 2009, the principal due is $222,222.

Note 7.  Contingent Liabilities

Our wholly owned subsidiary, Island Scallops, entered into an agreement in 1998 with two parties, under which Island Scallops was to produce and sell geoduck seed to the two parties. Island Scallops received advance payments from each of the two parties in 2002 of approximately $64,140 and recognized related revenue of $43,705 in respect to seed delivered in 2002. The balance of the deposits received (advance payments), net of sales, totaling $104,650, is included in accounts payable and accrued liabilities.

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

As of August 31, 2004, one of the two parties made claims that Island Scallops owed it an amount totaling $88,925.   This particular party believed that the agreement required Island Scallops to deliver the product in year one and did not allow Island Scallops to make up any shortfall with product produced in the following year. The balance included in accounts payable and accrued liabilities related to this party is $29,762.

Any additional liability to us, or any reduction of the currently recognized liability, in respect to these deposits will be recorded at the time a conclusion to this matter can be determined.

Neither we nor our wholly owned subsidiary maintain insurance covering the replacement of our inventory. Consequently, we are exposed to financial losses or failure as a result of this risk.

Note 8.  Stock Option and Warrants

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

On September 8, 2008, our board of directors authorized the issuance of an aggregate of 100,000 options to purchase our common stock to one of our directors pursuant to the “Edgewater Foods International 2005 Equity Incentive Plan.”  The options vest in two equal installments over the next two years (on September 8, 2009 and 2010).  Each option is exercisable for a period of five years from the issuance date and has an exercise price of $0.45 respectively.  Pursuant to these options, we will incur approximately an additional $43,000 through August 31, 2010. We used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the options (five), underlying stock price of $0.45 per share, no dividends; a risk free rate of 2.96%, which equals the one, three and six-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 175%. During the first six months ended February 28, 2009, the company recognized approximately $10,700 of option expense.

Stock option activity during the period ending February 28, 2009, was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 31, 2008	2,592,000	1.23
Granted	100,000	0.45
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding, February 28, 2009	2,692,000	$1.20
Exercisable, February 28, 2009	2,592,000	$1.23

At February 28, 2009, 62,000 of the exercisable options expire in August 2010, 190,000 of exercisable options expire in April of 2012, 2,120,000 of the exercisable options expire in August 2012 with the remaining balance of 220,000 having an expiration date of August 2015.

Warrant activity during the period ending February 28, 2009, was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, August 31, 2008	1,381,952	$1.33
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding, February 28, 2009	1,381,952	$1.33
Exercisable, February 28, 2009	1,381,952	$1.33

At February 28, 2009, if all options and warrants were exercised and all shares of preferred stock were converted, we would have 58,851,970 shares of common stock outstanding.

Note 9.  Common Stock

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

In January, 2009, we issued 400,000 restricted shares of our common stock to Leslie Rombough  as  part of the purchase of Granscal Sea Farms Ltd., a Kanish Bay Company, by our wholly owned subsidiary – Island Scallops, Ltd.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 400,000 shares issued were valued at $0.08 per share, the closing bid of our common stock on the date the merger was closed.  Therefore, total aggregate value of the transaction recognized by the company was $32,000.

Note 10.  Subsequent Events

In March 2009, we engaged International Investment Consulting Company S.A (“IICC”) to provide international investor relations services. The initial term of the agreement is for two years.  Pursuant to the consulting agreement, after 120 days if certain terms and conditions are met, we will begin paying IICC $10,000 per month for the term of the agreement.  As additional compensation, we agreed to issue IICC 200,000 shares of restricted stock that vest 50,000 per quarter. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  We also agreed to immediately issue IICC options to purchase 3,200,000 shares of our common stock at various exercise prices between $0.15 and $1.20.  The pricing and vesting schedule of these options is as follows:

Amount	Strike Price	Vesting Schedule

50,000	$0.15	Vests immediately
50,000	$0.20	Vests immediately
50,000	$0.25	Vests immediately
50,000	$0.30	Vests immediately
75,000	$0.35	Vests immediately
75,000	$0.40	Vests immediately
75,000	$0.45	Vests immediately
75,000	$0.50	Vests immediately
200,000	$0.55	Vests immediately
200,000	$0.60	Vests immediately
500,000	$0.80	Vests immediately
800,000	$1.00	Vests immediately
1,000,000	$1.20	Vests immediately

The shares underlying the options have registration rights that require us to register the shares in our next registration statement.  The options and the shares underlying were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  We will incur stock option expense of approximately $220,000 in the quarter ending May 31, 2009. We used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the options (three years), underlying stock price of $0.10 per share, no dividends; a risk free rate of 1.28%, which equals the three-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 175%.  In the event of termination of unexercised vested options expire 45 days from termination.

On March 23, 2009 we issued 100,000 shares of common stock to Gallatin Consulting, Inc. that our Board of Directors previously approved for the investor relations and marketing services that they will provide to us.  The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The 100,000 shares issued were valued at $0.08 per share, the closing bid of our common stock on the date of issue.  Therefore, total aggregate value of the transaction that we will recognize is $8,000. Going forward the cost of these shares will be expensed at current market price as they are issued.

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

Overview

During our the first and second quarter of our 2009 fiscal year, we continued the harvesting, processing and sale of our 2005 and 2006 year classes of scallops and transferring our 2007 year-class scallops (which were still maturing in our tenured growing sites and on-shore ponds) to larger grow-out nets on our farm sites.  We also began the spawning of our 2009 scallop class.  We refer to the year-class of scallops based on when the scallops were spawned.  Generally, the harvest begins approximately 22 to 24 months after spawning of the scallops. For example, we plan to begin harvesting our 2009 scallop class (that was initially spawned in February of 2009) in December 2010.

During the first quarter of our 2009 fiscal year, we completed a large purchase order with Fanny Bay Oyster Co., a division of Taylor Shellfish Farms of Shelton, Washington (an international seafood distributor and the largest shellfish company on the West Coast).  The order includes live scallops, fresh scallop meat and frozen scallops that will be packaged and delivered in various scallop products (including live in-the-shell, frozen half-shell and fresh meat).   As a result of this order, Fanny Bay will effectively become the exclusive distributor of our scallops outside the European market.  We believe this order will reduce cost and encourage additional wholesalers within the Taylor network to carry our scallops.  In addition to the Taylor sales agreement, we finalized an order to provide frozen scallop meat with roe to the European market.  Due to problems with the cadmium levels in our frozen product, we were unable to complete the initial portion of this order.  We believe we have identified and solved this problem and should be able to begin European shipments in summer of 2010.  Despite the initial problem fulfilling this European order, we believe this order could represent an important first step towards establishing a large European based demand for our seafood products.

Management believes that these new sales agreements, coupled with the improved processing plant will yield increased revenues in our 2009 fiscal year and thereafter.  Management believes that the combination of the Fanny Bay (Taylor) sales and marketing network and the Island Scallop processing plant and product will result in both improved sales and margins in 2009 and beyond.

In addition to scallop sales, we plan on generating additional revenues via the sale of scallop and other shellfish seed (including clams and oysters).  In the future, Management may place emphasis on generating additional revenues via equipment sales to other aquaculture businesses.  Additionally, we recently started the process of investigating strategic acquisitions and/or business opportunities with seafood industry partners or additional strategic investors to enable the company to capitalize on our existing hatchery technology and expertise. As part of this initiative, we recently established an Acquisition/Business Opportunity Board Committee and are currently beginning initial, informal, conversations with both North American and Chinese based companies.  Part of this process may involve locating opportunities to increase near-term revenues via the sale of shellfish seed or shellfish larvae produced in our hatchery.  We are initially focusing on companies that we believe could significantly benefit from our hatchery technology and expertise and that would add additional revenue and/or have a geographically desirable location.  We are evaluating both potential acquisitions and partnerships with such companies in order to reach our goal of capitalizing on our hatchery technology in order to increase cash flows.   Aside from the November 2008 acquisition of Granscal Sea Farms Ltd., as of the date of this filing, no new definitive agreements have been signed. Additionally, we have not yet located and/or finalized financing sources for any possible acquisition.  Management currently plans to fund any future acquisition via either debt financing or additional equity financings.  Alternatively, Management believes that opportunities exist where we could provide our technology and knowledge to a joint venture that is funded by the other party.

We are also moving forward with our discussions with various First Nations1 groups about possible partnerships or joint ventures on potential farm sites on First Nation owned lands.  Originally, Management believed that we would be able to formalize our first joint venture with a first nations group as early as the start of the 2009 calendar year.  To date, we have yet to finalize a revenue producing First Nations joint venture.  Despite these delays, management believes that the initial joint ventures will soon be finalized.  This will provide us with additional growing areas for scallops and we believe that such a partnership will begin producing significant new revenue sometime in our 2010 fiscal year.

Despite the increased revenues for the first six months of our 2009 fiscal year (as compared to 2008), we were not able to achieve positive operational cash flows during this period.  As a result of our new sales agreements, improved processing plant and increasing shellfish seed sales, Management expects our sales and margins to improve and to achieve positive cash flows in the second half of 2009.  Management is still in the process of evaluating the impact of the recent global economic downturn and is unsure of the direct impact it will have on our sales and projects.  It is possible that the North American recession could materially impact future revenues and growth.

During the six months ended February 28, 2009, we continued working with RKS Laboratories, Inc., a Vancouver research and development company that is working towards developing superior strains of scallops with beneficial traits such as higher meat yield and rapid growth.  Robert Saunders, our President and CEO, owns 100% of RKS.    As part of this relationship, we loaned RKS an additional approximately $57,000 that is secured by all assets of RKS.  As a result, we currently have five secured notes receivable from RKS that total approximately $155,000.  Management, originally expected RKS to begin repaying at least a portion of these loans as early as the second quarter of 2009.  To date, RKS has yet to begin repaying a portion of these loans, but we are hopeful that initial repayment will begin in the upcoming quarter as RKS begins to realize repayment of government R&D credits.

During the continued harvesting of our 2005 class and 2006 scallops classes and transfer of our 2007 scallop classes, we were able to continue to review our mortality rates and update our class size projections.  Based on this review and recent sales, we expect to bring the remaining 1.1 million of our 2005 and 2006 year class scallops to market in the 2009 calendar year.  Originally, we believed that our 2006 spawning would yield between 5 and 10 million scallops at full maturity/harvest.  However, mortality rates were at the higher end of our projections due to the handling and sorting learning curve associated with the roll-out of our new longline and anchor system.  Additionally, problems associated with the timing of moving scallops to large nets (also known as “ocean timing”) and the density (i.e. number of scallops per net level) contributed to additional mortality problems.  We anticipate that survival rates for the future classes, will improve due to the addition of more lines and anchors, better spacing and sorting within each lantern net, experience gained from the sorting and farming of both the 2005 and 2006 year classes and lessons learned on ocean timing and scallop density during the handling of our 2006 scallop class. We noticed gains in animal survival rates and individual scallop size in the 2007 class as compared to the 2006 class at a similar point in its development.  As of our most recent review of our scallop inventory, we currently believe that our 2007 year class should yield up to 6 million scallops at full maturity/harvest. Although this is lower than initial estimates, it will still represent our largest year class to date.

____________________________

1 First Nations commonly refers to the indigenous peoples in what is now Canada. There are currently over 600 recognized First Nations governments or bands in Canada, roughly half of which are in the provinces of Ontario and British Columbia.

During the first and second quarter of 2009, we continued to the transfer of our 2008 scallop class from our hatchery ponds and into the ocean farms.  We originally expected to produce up to 24 million full-size scallops in this year class, but due to survival problems associated with our hatchery spawns and funding limitations, we now expect to produce as few as 2.2 million full-size scallops.   Based on our initial review of the hatchery spawn, we believe the mortality problems were the result of large blooms of toxic marine algae at the critical stage prior to metamorphosis of approximately 600 million scallop larvae.   These blooms corresponded to high levels of Paralytic Shellfish Poisoning in our ocean farms and although it did not harm any of our juvenile or mature scallops, it is believed that pre-metamorphic larvae are particularly susceptible. Procedures are now in place to prevent the introduction of toxic algae into the hatchery system in the coming years.

The  spawning season started on February 10, 2009 with a total of 400 million pre metamorphic larvae produced.  New larval husbandry methods increase overall larval survival and corresponding larval competency or the ability of the larvae to successfully undergo metamorphosis.   Anticipated larval settlement in early March was expected to be over 350 million larvae.    Management believed that this could produce a minimum of 35 million 3-5 mm scallop for ocean entry in mid May.   The second scallop spawn was scheduled for the first week of March with an additional 250 million larvae expected to be produced.

As a result of a recent review of our business plan and sales and marketing efforts to date, we currently plan to harvest and sell approximately 6 million full-size 2007 scallops over the 12 months ending December 2010.  In addition, we estimate that our 2008 year class will produce at least 2.2  million full-size scallops. The size of our 2009 and 2010 year classes will (in some ways) be determined by our ability to generate positive cash flows and/or our ability to locate additional financing.  As a result of our lower than expected sales and yields, we are still evaluating the cash available for farming and infrastructure costs related to expanding our future yields.  These classes will be harvested and sold in subsequent 12 month periods following the sales our 2007 year class.  Based on our current review of sales and marketing conditions, we believe our scallops will yield as much $1 of revenue per scallop.  The yield per scallop could increase significantly if we are able to sell a greater percentage of live scallops.  Additionally, we are beginning to place a greater emphasis on scallop seed sales and it is possible, although we cannot make any assurances, that we will produce and/or sell a significantly larger amount of 2009 and 2010 scallop seed.  As described above, our current estimated inventory size and projected sales cycle is summarized in the following table.

		Estimated Inventory (value) to be Sold
Year-class	Accumulated Cost to Date	next 12 months	next 24 months	beyond 24 months
2005	$118,084	$118,084
2006	$577,861	$577,861
2007	$577,014	$144,254	$432,760
2008	$306,721			$306,721
2009	$51,541			$51,541

Totals	$1,631,221	$840,199	$432,760	$358,262

Please note that the above table represents estimates of inventory to be sold over the next 12 months, 24 months and beyond.  It is possible that actual results could differ significantly for our estimates.

We periodically evaluate the carrying value of our inventory for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable.  Management uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist.  As of February 28, 2009, management performed an undiscounted cash flow analysis to determine that impairment of $75,000 existed in carrying value our 2006 scallop year class inventory.   As such, the impairment of $75,000 was charged against operations for the period ending February 28, 2009.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its long-lived assets and prevent future impairment.

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

Despite our efforts to improve our cost of goods relative to our selling price, we are still operating at a negative margin.    Part of this problem was associated with operational inefficiencies that were identified during our recently completed top-down operation review.  As a result, we expect our cost of goods sold to  improve for our 2006 and 2007 year classes and in the coming years we expect to see continued improvements in cost of goods.

Based on our current estimates of near-term sales and capital costs of expanding our farms to increase future crop yields, we will require additional financings to continue our expansion.  As we have yet to raise additional capital and our sales have increased at a slower than expected pace, we have already scaled back some of our expansion plans and may have to further scale back the plans outlined herein.  We originally anticipated that we would need approximately $1.0 million over the next 12 months to continue our originally planned expansion activities, however, we now plan to align our future expansions with our ability to generate positive cash flows from our current scallop crops and/or our ability to locate additional financing.  Additionally, management intends to place a greater emphasis on increasing scallop and other shellfish seed sales in 2009 and 2010.

Comparison of results for the three and six months ended February 28, 2009 to the  three and six months ended February 29, 2008.

Revenues.  Revenues for the three months ended February 28, 2009, were approximately $433,000.  We had revenues of approximately $366,000 for the three months ended February 29, 2008.  This is an increase of approximately $67,000 or 18%.  If not for the recent improvement of the US dollar relative to the Canadian dollar for the three months ended February 28, 2009 (as compared to the same period in 2008), our overall sales increase would have been greater.  In fact, sales in absolute Canadian dollars improved by 47% over the three month period.  Revenues for the six months ended February 28, 2009, were approximately $1,010,000.  We had revenues of approximately $795,000 for the six months ended February 29, 2008.  This is an increase of approximately $215,000 or 27%.  If not for the recent improvement of the US dollar relative to the Canadian dollar for the six months ended February 28, 2009 (as compared to the same period in 2008), our overall sales increase would have been greater.  In fact, sales in absolute Canadian dollars improved by 50% over the six month period.  Although our overall volume of scallops sales increased over the previous six month period, our average price per scallop slightly decreased from the previous periods.  As a result, revenue generated by scallops sales increased slightly from the previous period.  In the first six months of our 2009 fiscal year, management also continued to place a greater emphasis on equipment sales to other aquaculture companies and continued their efforts to increase revenues generated from both scallop and shellfish seed sales. This resulted in increased seed sales and new equipment sales as compared to the previous fiscal year.  In fact, the majority of increased revenue was directly related to increase seed and equipment sales.  As was the case in the previous six month period, management continued its emphasis on the development and production of larger scallop crops.  Management believes that our emphasis on expansion of future crops coupled with our new sales agreements will yield increased revenues in our 2009 fiscal year and beyond.

Gross loss. Gross loss for the three months ended February 28, 2009 was approximately $296,000, an increase of approximately $168,000 as compared to gross loss of roughly $128,000, for the three months ended February 29, 2008. For the six months ended February 28, 2009, gross loss was roughly $359,000.  Gross loss for the six months ended February 29, 2008 was approximately $233,000.  This is an increase of $126,000 or roughly 54%. The increase in gross loss for the three and six months ended February 28, 2009 (as compared to the same period in the previous year) was  attributable to increased cost of inventory and cost of scallop seed relative to the previous periods.  The increase in the cost of inventory (per scallop) was the result of certain inventory downgrades related to mortality and survivability issues that we believe have been corrected in future classes.   The increase in the cost of scallop seed inventory was the result of certain older inventory that was deemed too small for processing and was therefore sold as seed.  In addition, as of February 28, 2009, management performed an undiscounted cash flow analysis to determine that impairment of $75,000 existed in carrying value our 2006 scallop year class inventory.   As such, the impairment of $75,000 was charged against operations for the three and six ending February 28, 2009.  This increase in gross losses reversed the one-time reduction of gross loss that we experience for the previous quarter.  Despite this increase in gross loss for the three and six months ended February 28, 2009, we believe that we are beginning to capitalize on management’s continued focus on both the expansion and development of larger scallop crops and larger scallop yields for future years as well as an increased emphasis on seed sales.  Additionally, Management believes that we have addressed issues that resulted in higher cost of inventory and seed costs.  Management believes that in the future our sales will continue to increase while costs of goods will only increase slightly. As a result, we expect our margins to improve in future years.  In the future, as we capitalize on our new sales agreements, we expect our sales to increase more rapidly and for these costs and margins to quickly improve.  We continued to focus resources on maintaining, developing and tending to our scallop crops and shellfish seed and believe that we have already seen the initial benefits in increased sales of our own scallops and increased seed sales and that we will continue to see additional benefits from our efforts in developing larger crops and expanding our seed sales in the 2009 fiscal year and beyond.

General and administrative.  General and administrative expenses for the three months ended February 28, 2009, were approximately $338,000.  Our general and administrative expenses were approximately $761,000 for the three months ended February 29, 2008.  This is a decrease of approximately $423,000 or 56%. This decrease was directly attributable to a reduction in stock option expense of roughly $510,000 as compared to the third months ended February 29, 2008.  For the six months ended February 28, 2009, our general and administrative expenses were roughly $526,000.  As compared to roughly $1,485,000 for the six months ended February 29, 2008.  This decrease of approximately $959,000 was mainly the result of a reduction of roughly $1,021,000 in stock option expense.

To date, we have already expensed the majority of the stock option costs related to the 2,692,000 outstanding options and are currently scheduled to only incur approximately an additional $32,000 through August 31, 2010.  However, we will incur an additional $220,000 of stock option expense in our next fiscal quarter as a result of new stock option grants.  As such, management expects that general and administrative expenses (excluding stock options expense) may slightly rise as we continue to expand our operations.  However, we believe that we now have the necessary general and administrative staff in place to maintain our expansion into scallop crops of 30 million and beyond.  In addition, as our overall stock option and stock compensation expenses are reduced to pre-2007 levels, our overall general and administrative expenses will significantly drop.

Stock compensation and stock option expense.  During the three and six months ended February 28, 2009, our Board of Directors did not authorize the issuance of any shares of our restricted common stock for compensation.  As a result, we did not incur any stock compensation expense for the three and six months ended February 28, 2009.  During the three and six months ended February 29 2008, we had stock compensation expense of approximately $12,000 and $50,000, respectively. We did however, issue 100,000 new options during the six months ended February 28, 2009.  As a result, we have stock option expense of roughly $11,000 for the six months ended February 28, 2009.  We did not issue any new options during the six months ended February 29, 2008.  However, due to options issued to employees, consultants and directors during 2007 and based upon the common stock trading price at the times of issuance, vesting schedules and FASB rules, we incurred stock option compensation expenses of approximately $516,000 and $1,033,000 during the three and six months ended February 29, 2008, respectively.

Other income (expense), net.  Interest expense for the three months ended February 28, 2009, was approximately $12,000.  Interest income for the three months ended February 29, 2008, was approximately $3,000.  Other expense for the three months ended February 28, 2009, was nil as opposed to other expense of approximately $36,000 for the three months ended February 29, 2008.

Interest expense for the six months ended February 28, 2009, was approximately $23,000.  Interest income for the six months ended February 29, 2008, was approximately $7,000.  Other expense for the six months ended February 28, 2009, was nil as opposed to other income of approximately $28,000 for the six months ended February 29, 2008.

Net profit (loss).  As a result of the above, the net loss for three months ended February 28, 2009 was approximately $729,000 as compared to a net loss of approximately $1,015,000 for the three months ended February 29, 2008. Net loss for six months ended February 28, 2009 was approximately $1,076,000 as compared to a net loss of approximately $1,871,000 for the six months ended February 29, 2008.

Liquidity and Cash Resources. At February 28, 2009, we had a cash balance of approximately $94,000.  During the year ending August 31, 2007, we completed one private equity financing and had investors exercise various warrants that resulted in net proceeds of approximately $3,075,000.  During the year ending August 31, 2006, we relied on four private equity financings that resulted in net proceeds of approximately $5,140,000.  Prior to the completion of our initial Preferred Stock Financing, our initial expansion had been largely funded by a short term note with a maximum limit of approximately $1,451,000.   This short term note was repaid with proceeds from the 2006 preferred stock financings and is no longer available to us.  These 2006 and 2007 financings formerly contained warrants, which if fully exercised, could have raised approximately an additional $49,350,000.  To date, the exercise of these warrants resulted in net proceeds of roughly $1,200,000; however, the financing we completed in June 2008, resulted in a warrant exchange that eliminated most of the remaining warrants from the 2006 and 2007 financings.  We have suffered operating losses since inception in our efforts to establish and execute our business strategy.   After the completion of the June 2008 financing, management believed that we had adequate funds to maintain our business operations into our 2009 fiscal year and/or until we become cash flow positive, but we continue to suffer operational losses in our 2009 fiscal year. Until our operations are able to demonstrate and maintain positive cash flows, we may require additional working capital to fund our ongoing operations and execute our business strategy of expanding our operations.  In fact,   based on our current estimates of future sales and capital costs of expanding our farms in order to increase future crop yields, we will require additional financings to continue expanding our operations.  Based on these factors, there is substantial doubt about our ability to continue as a going concern. Management plans to address this situation by utilizing our new sales agreements, improved processing plant, recent harvesting and sorting experience and increasing scallop and shellfish seed sales to increase our revenues and begin achieving cash flow positive operations.  In addition, Management believes that opportunities exist with other aquaculture companies, equipment vendors, seafood distributors and/or First Nations groups that could result in possible partnerships, joint ventures and/or acquisitions that could result in significantly improved cash flows.  To date, we have been unable to achieve positive cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Acting Chief Accounting Officer, concluded that our disclosure controls and procedures are effective in giving us reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

In our Management’s Report on Internal Control Over Financial Reporting included in the Company’s Form 10-K/A for the year ended August 31, 2008, management concluded that our internal control over financial reporting was effective as of August 31, 2008.

Management did however identify a significant deficiency; a significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  To remediate this situation, we are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

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

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

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

ITEM 3. Defaults upon Senior Securities

(a)             Not Applicable.

(b)             Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 12, 2009, we held our annual shareholder meeting where our shareholders voted by proxy to re-elect all of our current directors and approved changing our corporate name to Ocean Smart, Inc.  The full results of the meeting are disclosed in our Quarterly Report on Form 10-Q/A for the quarter ending November 30, 2008, which was filed on March 9, 2009.  The name change became effective on March 3, 2009; however Nevada’s Secretary of State did not notify us that the change was implemented until March 30, 2009.  Accordingly, we reported the name change on a Current Report on Form 8-K with the Securities and Exchange Commission and filed it on March 30, 2009.

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

Date: April 14, 2009	OCEAN SMART, INC.

By: /s/ Robert Saunders
Robert Saunders,
Chief Executive Officer & President

By: /s/ Michael Boswell
Michael Boswell, Acting Chief Accounting Officer