Form 10-Q
period 2009-05-31
OCEAN SMART, INC.
filed 2009-07-20
CIK 1231339

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

As of July 16, 2009, there were 25,920,296 shares of Common Stock, par value $0.0001 outstanding, 7,773,998 shares of Series A Preferred Stock, par value is $.001, 207 shares of Series B Preferred Stock, par value is $.001, 747,870 shares of Series C Preferred Stock, par value is $.001 and 304,558 shares of Series D Preferred Stock, par value is $.001.

PART I – FINANCIAL INFORMATION

OCEAN SMART, INC.
(FORMERLY EDGEWATER FOODS INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash	$26,301	$712,298
Accounts receivable, net	184,586	195,402
Inventory	775,173	1,290,702
Other current assets	58,778	80,011

Total current assets	1,044,838	2,278,413

Property, plant and equipment, net	3,555,702	3,982,336

Long-term inventory	1,010,949	986,327

Loans receivable, related party	188,176	114,079

Other assets	9,975	3,758

Total assets	$5,809,640	$7,364,913

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short term debt	$162,830	$109,648
Line of credit	140,181	124,766
Current portion of long term debt	372,814	396,885
Accounts payable and accrued liabilities	1,146,492	991,061

Total current liabilities	1,822,317	1,622,360

Long term debt, net current portion	506,592	548,004

Total liabilities	2,328,909	2,170,364

Stockholders' equity
Series A Preferred stock, par $0.001, 10,000,000	7,774	7,774
authorized, 7,773,998 issued and outstanding
at May 31, 2009 and August 31, 2008, respectively
Series B Preferred stock, par $0.001, 220	-	-
authorized, 207 issued and outstanding at
May 31, 2009 and August 31, 2008, respectively
Series C Preferred stock, par $0.001, 1,000,000	748	748
authorized, 747,870 issued and outstanding
at May 31, 2009 and August 31, 2008, respectively
Series D Preferred stock, par $0.001, 380,000	305	305
authorized, 304,558 issued and outstanding
at May 31, 2009 and August 31, 2008, respectively
Common stock, par $0.0001, 100,000,000 authorized,	2,548	2,448
25,477,777 and 24,479,150 issued and outstanding at
May 31, 2009 and August 31, 2008, respectively
Additional paid in capital	28,049,313	27,497,781
Accumulated deficit	(24,183,114)	(22,103,314)
Accumulated other comprehensive income (loss) -
foreign exchange adjustment	(396,843)	(211,193)

Total stockholders' equity	3,480,731	5,194,549

Total liabilities and stockholders' equity	$5,809,640	$7,364,913

See accompanying notes to consolidated financial statements

OCEAN SMART, INC.
(FORMERLY EDGEWATER FOODS INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MAY 31
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MAY 31,		MAY 31,
	2009	2008	2009	2008

Revenue	$319,147	$264,942	$1,329,229	$1,059,907
Cost of goods sold	525,800	489,081	1,895,038	1,517,352

Gross profit (loss)	(206,653)	(224,139)	(565,809)	(457,445)

Expenses:
General and administrative expenses	373,862	674,196	899,395	2,158,896
Salaries and benefits	88,413	98,130	256,347	286,622

Total operating expenses	(462,275)	(772,326)	(1,155,742)	(2,445,518)

Loss from operations	(668,928)	(996,465)	(1,721,551)	(2,902,963)

Other income (expense):
Interest (expense), net	(14,287)	(6,762)	(37,315)	(63)
Other income (expense)	1,461	(59,763)	1,461	31,453

Total other income (expense), net	(12,826)	(66,525)	(35,854)	31,390

Net loss	(681,754)	(1,062,990)	(1,757,405)	(2,871,573)

Dividend on preferred stock	-	-	(322,395)	(310,476)

Deemed dividend for beneficial
conversion feature	-	-	-	(163,386)

Net loss applicable to
common shareholders	(681,754)	(1,062,990)	(2,079,800)	(3,345,435)

Foreign currency translation	525,649	(61,950)	(185,650)	236,385

Comprehensive loss	$(156,105)	$(1,124,940)	$(2,265,450)	$(3,109,050)

Net loss per Share
Basic and diluted	$(0.03)	$(0.04)	$(0.08)	$(0.14)

Weighted average shares outstanding
Basic and diluted	25,127,475	24,014,607	25,063,189	23,880,083

See accompanying notes to consolidated financial statements

OCEAN SMART, INC.
(FORMERLY EDGEWATER FOODS INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF CASHFLOWS
NINE MONTHS ENDED MAY 31, 2009 and 2008
(unaudited)

	2009	2008

Cash flows from operating activities:

Net loss	$(1,757,405)	$(2,871,573)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	376,584	429,437
Stock option expense	179,737	1,486,352
Common stock issued for services	17,500	87,151
Inventory impairment	75,000	-

Changes in current assets and liabilities:
Accounts receivable	10,816	(22,377)
Prepaid expenses	21,233	-
Other current assets	-	(9,994)
Loan receivable, related party	(70,112)	(34,728)
Inventory	432,955	(531,039)
Accounts payable and accrued expenses	159,972	618,529

Net cash used in operating activities	(553,720)	(848,242)

Cash flows from investing activities:
Other assets	(6,313)	-
Purchase of property, plant and equipment	(92,200)	(1,460,178)

Net cash used in investing activities	(98,513)	(1,460,178)

Cash flows from financing activities:

Net proceeds (payments) from line of credit	16,927	77,798
Proceeds from short term debt	40,546	-
Payment of short term debt	(43,764)	(827)
Proceeds from long term debt	-	30,000
Payment of long term debt	-	(110,414)
Preferred stock issued for cash	-	800,648

Net cash provided (used in) by financing activities	13,709	797,205

Foreign currency translation effect	(47,473)	107,246

Net decrease in cash	(685,997)	(1,403,969)

Cash, beginning of period	712,298	1,656,868

Cash, end of period	$26,301	$252,899

Supplemental disclosure of cash flow information

Non cash transactions
Issuance of stock for dividends	$322,395	$310,476

Acqusition of granscal	$87,759	$-

Net cash paid

Interest	$-	$-
Income taxes	$-	$-

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

Note 2.  Significant Accounting Policies

Basis of Presentation

Our unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information and the rules and regulations of the Securities and Exchange Commission. In management’s opinion, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended August 31, 2008. Results of operations for the three and nine months ended May 31, 2009, are not necessarily indicative of the operating results for the full accounting year or any future period.

Inventory

Ocean Smart maintains inventories of raw materials for its aquaculture products, of biomass (inventory of live aquaculture product being actively cultivated), and of finished goods (aquaculture product ready for sale). Inventories are reported at the lesser of cost or estimated net realizable value.  Biomass and finished goods includes direct and reasonably attributable indirect production costs related to hatchery, cultivation, harvesting, and processing activities.  Carrying costs per unit are determined on a weighted average basis.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of its inventory for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable.  The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist.  The Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the inventory’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the inventory impairment is determined by management. Based on its analysis, the Company believes that impairment of $75,000 of the carrying value of its current inventory assets existed at May 31, 2009. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its long-lived assets and prevent future impairment.

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

Note 4.  Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities are balances outstanding related to credit cards held in the name(s) of our shareholders totaling $93,416 and $33,292 at May 31, 2009 and August 31, 2008, respectively.  We used these credit cards as a means of short term financing and incur interest charges on such unpaid balances.

Included in accounts payable and accrued liabilities at May 31, 2009, is an amount of $120,717 in respect to an agreement to purchase geoduck seed from us (for additional information see Note 7 – Contingent Liabilities).

Included in accounts payable and accrued liabilities at May 31, 2009 and August 31, 2008 is $126,875 and $95,065 of principal due and interest accrued in respect to the loan from the National Research Council of Canada Industrial Research Assistance Program (see Note 6 – Long Term Debt for additional information).

Note 5.  Line of Credit

Included in line of credit at May 31, 2009, are two bank lines of credit.  The first line is a $75,000 bank line of credit for Island Scallops.  The interest rate on the line of credit is 12% as of May 31, 2009.  At May 31, 2009, the balance due is $74,887. The second line is a $42,000 bank line of credit for Island Scallops.  The interest rate on the line of credit is 4% as of May 31, 2009 and the balance due is $41,197.  This second line of credit is subject to a personal guarantee by our Chairman and CEO, Robert Saunders.

Note 6. Long Term Debt

These consolidated financial statements include a Western Diversification Program non-interest bearing loan to Island Scallops that originally required repayment equal to 12% of gross revenues from our scallop sales, payable semi-annually, with no specified due date.  The repayment terms have been formally amended several times.  Most recently, as of February 28, 2009, we reached an agreement with the Western Diversification Program to revise the repayment terms of the remaining balance of $392,154 (representing $141,902 overdue and a balance of $250,252).  Beginning February 28, 2009, we began repaying the overdue amount at rate of $915 (CDN$1,000) per month through December 31, 2010.  Commencing January 31, 2010, we will begin paying $4,577 (CDN$5,000) per month towards the overdue balance.  Starting January 31, 2011, our monthly repayment amount will be the greater of 4% of Island Scallops’ gross monthly revenues or $9,155 (CDN$10,000) per month.  Under the terms of the modified agreement, the overdue amount will also bear interest at an annual rate of 3%.  Starting January 31, 2012, we will begin repaying the balance of $250,252 at the greater of 4% of Island Scallops gross monthly revenues or $9,155 (CDN$10,000) per month.  At May 31, 2009, the balance due is $389,527, of which $139,275 is reflected in the current portion of long term debt and the remaining balance of $250,252 is reflected as long term debt.

These consolidated financial statements include Island Scallops’ unsecured loan from the National Research Council of Canada Industrial Research Assistance Program which requires quarterly payments commencing March 1, 2003 equal to 3% of gross revenues of Island Scallops until the earlier of full repayment or December 1, 2012.  If at December 1, 2012, Island Scallops has not earned sufficient revenues to repay the original loan amount, the remaining portion of the loan is to be forgiven.  Amounts currently due at August 31, 2008, bear interest at a rate of 1% per month.  At May 31, 2009, Island Scallops is in arrears in respect to the payment of these amounts.  The National Council of Canada Industrial Research Assistance Program has requested payment of the $126,875 that they claim is owed under this loan agreement.  As such, at May 31, 2009, $126,875 is included in accounts payable and accrued liabilities and the remaining full principal balance of $233,539 is reflected in the current portion of long term debt. We are seeking to renegotiate the repayment terms with NRC.

These consolidated financial statements include Island Scallop’s mortgage loan repayable at $2,609 (CDN$2,850) per month (currently interest only calculated at 10.5% per annum).  The loan is secured by a first charge on the real property of Island Scallops. At May 31, 2009, the principal due is $256,340.

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

As of August 31, 2004, one of the two parties made claims that Island Scallops owed it an amount totaling $88,925.   This particular party believed that the agreement required Island Scallops to deliver the product in year one and did not allow Island Scallops to make up any shortfall with product produced in the following year. The balance included in accounts payable and accrued liabilities related to this party is $34,333.

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

On September 8, 2008, our board of directors authorized the issuance of an aggregate of 100,000 options to purchase our common stock to one of our directors pursuant to the “Edgewater Foods International 2005 Equity Incentive Plan.”  The options vest in two equal installments over the next two years (on September 8, 2009 and 2010).  Each option is exercisable for a period of five years from the issuance date and has an exercise price of $0.45 respectively.  Pursuant to these options, we will incur approximately an additional $43,000 through August 31, 2010. We used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the options (five), underlying stock price of $0.45 per share, no dividends; a risk free rate of 2.96%, which equals the one, three and six-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 175%. During the first nine months ended May 31, 2009, the company recognized approximately $16,000 of option expense.

In March 2009, we engaged International Investment Consulting Company S.A (“IICC”) to provide international investor relations services. As part of this agreement, we agreed to immediately issue IICC options to purchase 3,200,000 shares of our common stock at various exercise prices between $0.15 and $1.20.  The pricing and vesting schedule of these options is as follows:

Amount	Strike Price	Vesting Schedule

50,000	$ 0.15	Vests immediately
50,000	$ 0.20	Vests immediately
50,000	$ 0.25	Vests immediately
50,000	$ 0.30	Vests immediately
75,000	$ 0.35	Vests immediately
75,000	$ 0.40	Vests immediately
75,000	$ 0.45	Vests immediately
75,000	$ 0.50	Vests immediately
200,000	$ 0.55	Vests immediately
200,000	$ 0.60	Vests immediately
500,000	$ 0.80	Vests immediately
800,000	$ 1.00	Vests immediately
1,000,000	$ 1.20	Vests immediately

The shares underlying the options have registration rights that require us to register the shares in our next registration statement.  The options and the shares underlying were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  We incurred stock option expense of approximately $164,000 in the quarter ending May 31, 2009. We used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the options (three years), underlying stock price of $0.10 per share, no dividends; a risk free rate of 1.28%, which equals the three-year yield on Treasury bonds at constant (or fixed) maturity and volatility of 143%.  In the event of termination of unexercised vested options expire 45 days from termination.

Stock option activity during the period ending May 31, 2009, was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 31, 2008	2,592,000	1.23
Granted	3,300,000	0.86
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding, May 31, 2009	5,892,000	$1.04
Exercisable, May 31, 2009	5,792,000	$1.03

At May 31, 2009, 62,000 of the exercisable options expire in August 2010, 3,200,000 of the exercisable options expire in March 2012, 190,000 of exercisable options expire in April of 2012,  2,120,000 of the exercisable options expire in August 2012 with the remaining balance of 220,000 having an expiration date of August 2015.

Warrant activity during the period ending May 31, 2009, was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, August 31, 2008	1,381,952	$1.33
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	200,000	$0.5625
Outstanding, May 31, 2009	1,181,952	$1.46
Exercisable, May 31, 2009	1,381,952	$1.46

At May 31, 2009, if all options and warrants were exercised and all shares of preferred stock were converted, we would have 58,451,970 shares of common stock outstanding.

Note 9.  Common Stock

On December 31, 2008, we issued 324,691 shares of common stock to the investors of our April 12, May 30, June 30 and July 11, 2006 financings as payment of the semi-annual dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. The number of shares issued was based on the dividend payment at a rate of 8% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000 for the April 12 financing, 1,500,000 for the May 30 financing, $1,550,000 for the June 30 financing and $1,450,000 for the July 11 financing) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $233,500 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

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

In March 2009, we engaged International Investment Consulting Company S.A (“IICC”) to provide international investor relations services. The initial term of the agreement is for two years.  Pursuant to the consulting agreement, after 120 days if certain terms and conditions are met, we will begin paying IICC $10,000 per month for the term of the agreement.  As additional compensation, we agreed to issue IICC 200,000 shares of restricted stock that vest 50,000 per quarter. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The  first 50,000 shares issued vested on May 31, 2009 and were valued at $0.19 per share, the closing bid of our common stock on the date of issue.  Therefore, total aggregate value of the transaction that we will recognize is $9,500. Going forward the cost of these shares will be expensed at current market price as they are issued.

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

Note 10.  Board of Directors Reorganization

Since we were unable to meet certain performance targets as set forth in the Series D Convertible Preferred Stock Purchase Agreement, Series D Preferred Stockholders invoked their right to demand that our Board of Directors be reduced from seven members to five members and their right to appoint a majority of such directors.  We held a special board meeting on May 21, 2009, during which the Board approved reducing our board to five members and appointing the two Series D nominees, Christopher Wall and Michael Ross to our Board; the Board also resolved that Mr. Robert Saunders, our CEO, Mr. Michael Boswell, our Acting CFO and Javier Idrovo will remain on the Board.

Note 11.  Subsequent Events

In June 2009, we modified the terms of the Island Scallop’s mortgage loan repayable and loan was re-written and increased the principal amount to approximately $347,900 (CDN$380,000).  The additional CDN$100,000 provided by the refinancing will be used as working capital at Island Scallops.  Going forward, the loan will be repayable at $3,044 (CDN$3,325) per month (currently interest only calculated at 10.5% per annum).  The loan is secured by a first charge on the real property of Island Scallops.

 On June 30, 2009, we issued 320,269 shares of common stock to the investors of our April 12, May 30, June 30 and July 11, 2006 financings as payment of the semi-annual dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. The number of shares issued was based on the dividend payment at a rate of 8% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000 for the April 12 financing, $1,500,000 for the May 30 financing, $1,550,000 for the June 30 financing and $1,450,000 for the July 11 financing) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $230,000 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On June 30, 2009, we issued 85,278 shares of common stock to the investors of our January 16, 2007 financing as payment of the semi-annual dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock.  The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $62,000 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On June 30, 2009, we issued 36,972 shares of common stock to the investors of our November 5, 2007 financing as payment of the semi-annual dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock.  The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount (approximately $897,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $27,000 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

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

Overview

During the first nine months of our 2009 fiscal year, we continued the harvesting, processing and sale of our 2005 and 2006 year classes of scallops and transferring our 2007 year-class scallops (which were still maturing in our tenured growing sites and on-shore ponds) to larger grow-out nets on our farm sites.  We also began the spawning of our 2009 scallop class and the initial grow-out in onshore nursery ponds.  We refer to the year-class of scallops based on when the scallops were spawned.  Generally, the harvest begins approximately 22 to 24 months after spawning of the scallops. For example, we plan to begin harvesting our 2009 scallop class (that was initially spawned in February of 2009) in December 2010.

During the first quarter of our 2009 fiscal year, we completed a sales agreement with Fanny Bay Oyster Co., a division of Taylor Shellfish Farms of Shelton, Washington (an international seafood distributor and the largest shellfish company on the West Coast).  The order includes live scallops, fresh scallop meat and frozen scallops that will be packaged and delivered in various scallop products (including live in-the-shell, frozen half-shell and fresh meat).   As a result of this order, Fanny Bay has effectively become the exclusive distributor of our scallops outside the European market.  We believe this order will reduce cost and encourage additional wholesalers within the Taylor network to carry our scallops.  In addition to the Taylor sales agreement, we finalized an order to provide frozen scallop meat with roe to the European market.  Due to problems with the cadmium levels in our frozen product, we were unable to complete the initial portion of this order.  We believe we have identified and solved this problem and hope to begin European shipments in summer of 2010.  Despite the initial problem fulfilling this European order, we believe this order could represent an important first step towards establishing a European based demand for our seafood products.

In addition to scallop sales, we plan on generating additional revenues via the sale of scallop and other shellfish seed (including clams and oysters).  In the future, Management may place emphasis on generating additional revenues via equipment sales to other aquaculture businesses.  Additionally, we recently started the process of investigating strategic acquisitions and/or business opportunities with seafood industry partners or additional strategic investors to enable the company to capitalize on our existing hatchery technology and expertise. As part of this initiative, we are currently beginning initial, informal, conversations with both North American and Chinese based companies.  Part of this process may involve locating opportunities to increase near-term revenues via the sale of shellfish seed or shellfish larvae produced in our hatchery.  We are initially focusing on companies that we believe could significantly benefit from our hatchery technology and expertise and that would add additional revenue and/or have a geographically desirable location.  We are evaluating both potential acquisitions and partnerships with such companies in order to reach our goal of capitalizing on our hatchery technology in order to increase cash flows.   As a result of initial conversions and a review of certain opportunities, we are currently focusing our efforts on Chinese companies.  Aside from the November 2008 acquisition of Granscal Sea Farms Ltd., as of the date of this filing, no new definitive agreements have been signed. Additionally, we have not yet located and/or finalized financing sources for any possible acquisition.  Management currently plans to fund any future acquisition via either debt financing or additional equity financings.  Alternatively, Management believes that opportunities exist where we could provide our technology and knowledge to a joint venture that is funded by the other party.

We are also moving forward with our discussions with various First Nations1 groups about possible partnerships or joint ventures on potential farm sites on First Nation owned lands.  Originally, Management believed that we would be able to formalize our first joint venture with a first nations group as early as the start of the 2009 calendar year.  To date, we have yet to finalize a revenue producing First Nations joint venture.  Despite these delays, management believes that the initial joint ventures will soon be finalized.  This will provide us with additional growing areas for scallops and this partnership could begin producing new revenue sometime in our 2011 fiscal year.

Despite the increased revenues for the first nine months of our 2009 fiscal year (as compared to 2008), we were not able to achieve positive operational cash flows during this period. In fact, since we were unable to meet certain performance targets as set forth in the Series D Convertible Preferred Stock Purchase Agreement, Series D Preferred Stockholders invoked their right to demand that our Board of Directors be reduced from seven members to five members and their right to appoint a majority of such directors.  We held a special board meeting on May 21, 2009, during which the Board approved reducing our board to five members and appointing the two Series D nominees, Christopher Wall and Michael Ross to our Board; the Board also resolved that Mr. Robert Saunders, our CEO, Mr. Michael Boswell, our Acting CFO and Javier Idrovo will remain on the Board.

As a result of our new sales agreements, improved processing plant and increasing shellfish seed sales, Management expects our sales and margins to improve and hopes to achieve positive cash flows in the  near future.  Management initially expected to achieve positive cash flows in the second half of 2009, but now hopes to achieve them at some point in our 2010 fiscal year.  Management is still in the process of evaluating the impact of the recent global economic downturn and is unsure of the direct impact it will have on our sales and projects.  It is possible that the North American recession could materially impact future revenues and growth.

During the nine months ended May 31, 2009, we continued working with RKS Laboratories, Inc., a Vancouver research and development company that is working towards developing superior strains of scallops with beneficial traits such as higher meat yield and rapid growth.  Robert Saunders, our President and CEO, owns 100% of RKS.    As part of this relationship, we loaned RKS an additional approximately $77,000 that is secured by all assets of RKS.  As a result, we currently have five secured notes receivable from RKS that total approximately $188,000.  To date, RKS has yet to begin repaying a portion of these loans, but management expects repayments beginning in the upcoming quarter as RKS begins to realize repayment of government R&D credits.

During the continued harvesting of our 2005 class and 2006 scallops classes and transfer of our 2007 scallop classes, we were able to continue to review our mortality rates and update our class size projections.  Based on this review and recent sales, we expect to bring the remaining 480,000 of our 2005 and 2006 year class scallops to market in the 2009 calendar year.  Originally, we believed that our 2006 spawning would yield between 5 and 10 million scallops at full maturity/harvest.  However, mortality rates were at the higher end of our projections due to the handling and sorting learning curve associated with the roll-out of our new longline and anchor system.  Additionally, problems associated with the timing of moving scallops to large nets (also known as “ocean timing”) and the density (i.e. number of scallops per net level) contributed to additional mortality problems.  We anticipate that survival rates for the future classes, will improve due to the addition of more lines and anchors, better spacing and sorting within each lantern net, experience gained from the sorting and farming of both the 2005 and 2006 year classes and lessons learned on ocean timing and scallop density during the handling of our 2006 scallop class. We noticed gains in animal survival rates and individual scallop size in the 2007 class as compared to the 2006 class at a similar point in its development.  As of our most recent review of our scallop inventory, we currently believe that our 2007 year class should yield up to 4.6 million scallops at full maturity/harvest. Although this is lower than initial estimates, it will still represent our largest year class to date.

___________________________

1 First Nations commonly refers to the indigenous peoples in what is now Canada. There are currently over 600 recognized First Nations governments or bands in Canada, roughly half of which are in the provinces of Ontario and British Columbia.

During the first nine months of 2009, we continued the transfer of our 2008 scallop class from our hatchery ponds and into the ocean farms.  We originally expected to produce up to 24 million full-size scallops in this year class, but due to survival problems associated with our hatchery spawns and funding limitations, we now expect to produce as few as 2.0 million full-size scallops.   Based on our initial review of the hatchery spawn, we believe the mortality problems were the result of large blooms of toxic marine algae at the critical stage prior to metamorphosis of approximately 600 million scallop larvae.   These blooms corresponded to high levels of Paralytic Shellfish Poisoning in our ocean farms and although it did not harm any of our juvenile or mature scallops, it is believed that pre-metamorphic larvae are particularly susceptible. Procedures are now in place to prevent the introduction of toxic algae into the hatchery system in the coming years.

The  spawning season started in February 2009 with a total of 400 million pre metamorphic larvae produced.  New larval husbandry methods increase overall larval survival and corresponding larval competency or the ability of the larvae to successfully undergo metamorphosis.  During March 2009, an additional 380 million larvae was produced using the new techniques and were transferred to our onshore nursery.  As a result of a colder than normal seawater temperatures, onshore nursery growth was delayed in April and May.  Management believes that 10-15 million 5mm scallops seed will be available for ocean entry in the months of June and July.

As a result of a recent review of our business plan and sales and marketing efforts to date, we currently plan to harvest and sell approximately 4.6 million full-size 2007 scallops over the 12 months ending December 2010.  In addition, we estimate that our 2008 year class will produce at least 2.0 million full-size scallops. Given our lower than expected revenues and negative cash flows during 2009, the size of our 2009 and 2010 year classes will (in some ways) be determined by our ability to generate positive cash flows and/or our ability to locate additional financing.  As a result of our lower than expected sales and yields, we are still evaluating the cash available for farming and infrastructure costs related to expanding our future yields.  These classes will be harvested and sold in subsequent 12 month periods following the sales our 2007 year class.  Based on our current review of sales and marketing conditions, we believe that in the best case scenarios our scallops will yield as much $1.00 of revenue per scallop.  The yield per scallop may increase significantly if we are able to sell a greater percentage of live scallops.  Additionally, we are beginning to place a greater emphasis on scallop seed sales and it is possible, although we cannot make any assurances, that we will produce and/or sell a significantly larger amount of 2009 and 2010 scallop seed.  As described above, our current estimated inventory size and projected sales cycle is summarized in the following table.

		Estimated Inventory (value) to be Sold
Year-class	Accumulated Cost to Date	next 12 months	next 24 months	beyond 24 months
2005	$136,006	$136,006
2006	$384,612	$384,612
2007	$727,302	$254,555	$472,747
2008	$342,022			$342,022
2009	$196,180			$196,180

Totals	$1,786,122	$775,173	$472,747	$538,202

Please note that the above table represents estimates of inventory to be sold over the next 12 months, 24 months and beyond.  It is possible that actual results could differ significantly from our estimates.

We periodically evaluate the carrying value of our inventory for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable.  Management uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist.  As of February 28, 2009, management performed an undiscounted cash flow analysis to determine that impairment of $75,000 existed in carrying value our 2006 scallop year class inventory.   As such, the impairment of $75,000 was charged against operations during the nine months ending May 31, 2009.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its long-lived assets and prevent future impairment.

If our mortality rates are better than our current projections, our yield and revenues from the 2005, 2006 and 2007 scallop class could be higher; conversely, if our mortality rates are worse than we anticipate our revenues for this period could be lower than we anticipate.  In addition, changes in the anticipated growth rates, projected harvesting cycles and large fluctuations in the price of scallops or the US-Canadian exchange rate could impact our current projections.  Furthermore, if we cannot achieve our estimated product mixture (live/fresh/frozen) than our average sales price per scallop will be lower.  Alternatively, if we are able to sell a large percentage of high yield products (live or frozen on the half shells) than our average price per scallop will be higher.  Given our failure to achieve positive cash flows in 2009, the size of our future crops could be smaller than originally projected.  If so, our future revenues and yields could be adversely impacted.

Despite our efforts to improve our cost of goods relative to our selling price, we are still operating at a negative margin.    Part of this problem was associated with operational inefficiencies that were identified during our recently completed top-down operational review.  As a result, we expect our cost of goods sold to  improve for our 2006 and 2007 year classes and in the coming years we expect to see continued improvements in cost of goods sold.

Based on our current estimates of near-term sales, capital costs of expanding our farms to increase future crop yields and capital requirement for near-term operations, we will require additional financings to continue our expansion.  As we have yet to raise additional capital and our sales have increased at a slower than expected pace, we have already scaled back some of our expansion plans and may have to further scale back the plans outlined herein.  We originally anticipated that we would need approximately $1.0 million over the next 12 months to continue our originally planned expansion activities, however, we now plan to align our future expansions with our ability to generate positive cash flows from our current scallop crops and/or our ability to locate additional financing.  As a result of our failure to achieve positive cash flows in 2009 we may require additional capital to complete our expansion plans.  Additionally, management intends to place a greater emphasis on increasing scallop and other shellfish seed sales in 2009 and 2010.

Comparison of results for the three and nine months ended May 31, 2009 to the three and nine months ended May 31, 2008.

Revenues.  Revenues for the three months ended May 31, 2009, were approximately $319,000.  We had revenues of approximately $265,000 for the three months ended May 31, 2008.  This is an increase of approximately $54,000 or 20%.  If not for the recent improvement of the US dollar relative to the Canadian dollar for the three months ended May 31, 2009 (as compared to the same period in 2008), our overall sales increase would have been greater.  In fact, sales in absolute Canadian dollars improved by 46% over the prior three month period.  Revenues for the nine months ended May 31, 2009, were approximately $1,329,000.  We had revenues of approximately $1,060,000 for the nine months ended May 31, 2008.  This is an increase of approximately $269,000 or 25%.  If not for the recent improvement of the US dollar relative to the Canadian dollar for the nine months ended May 31, 2009 (as compared to the same period in 2008), our overall sales increase would have been greater.  In fact, sales in absolute Canadian dollars improved by 50% over the prior nine month period.  Although our overall volume of scallops sales increased over the previous nine month period, our average price per scallop slightly decreased from the previous periods.  As a result, revenue generated by scallops sales increased slightly from the previous period.  In the first nine months of our 2009 fiscal year, management also continued to place a greater emphasis on equipment sales to other aquaculture companies and continued their efforts to increase revenues generated from both scallop and shellfish seed sales. This resulted in increased seed sales and new equipment sales as compared to the previous fiscal year.  In fact, the majority of increased revenue was directly related to increase seed and equipment sales.  As was the case in the previous nine month period, management continued its emphasis on the development and production of larger scallop crops.  Management believes that our emphasis on expansion of future crops coupled with our new sales agreements will yield increased revenues in our 2010 fiscal year and beyond.

Gross loss. Gross loss for the three months ended May 31, 2009 was approximately $207,000, a decrease of approximately $17,000 as compared to gross loss of roughly $224,000, for the three months ended May 31, 2008. For the nine months ended May 31, 2009, gross loss was roughly $566,000.  Gross loss for the nine months ended May 31, 2008 was approximately $457,000.  This is an increase of $109,000 or roughly 23%. The increase in gross loss for the nine months ended May 31, 2009 (as compared to the same period in the previous year) was  attributable to increased cost of inventory and cost of scallop seed relative to the previous periods.  The increase in the cost of inventory (per scallop) was the result of certain inventory downgrades related to mortality and survivability issues that we believe have been corrected in future classes.   The increase in the cost of scallop seed inventory was the results of certain older inventory that was deemed too small for processing and was therefore sold as seed.  In addition, as of February 28, 2009, management performed an undiscounted cash flow analysis to determine that impairment of $75,000 existed in carrying value our 2006 scallop year class inventory.   As such, the impairment of $75,000 was charged against operations for the nine months ending May 31, 2009.  Although our gross loss increased for the nine months ending May 31, 2009, our gross loss actually slightly decreased for the three months ended May 31, 2009.  This represented the second time in the last three quarters that we experienced a reduction of gross loss for the previous quarters.  As such, despite the increase in gross loss for the nine months ended May 31, 2009, we believe that we are beginning to capitalize on management’s continued focus on both the expansion and development of larger scallop crops and larger scallop yields for future years as well as an increased emphasis on seed sales.  Additionally, management believes that we have addressed issues that resulted in higher cost of inventory and seed costs.  Management believes that in the future our sales will continue to increase while costs of goods sold will only increase slightly. As a result, we expect our margins to improve in future years.  Despite our continuing losses, we are attempting to continue to focus resources on maintaining, developing and tending to our scallop crops and shellfish seed.  We believe that we have already seen the initial benefits in increased sales of our own scallops and increased seed sales and that with adequate working capital can continue to see additional benefits from our efforts in developing larger crops and expanding our seed sales in the 2009 fiscal year and beyond.

General and administrative.  General and administrative expenses for the three months ended May 31, 2009, were approximately $374,000.  Our general and administrative expenses were approximately $674,000 for the three months ended May 31, 2008.  This is a decrease of approximately $300,000 or 45%. This decrease was directly attributable to a reduction in stock option expense of roughly $283,000 as compared to the three months ended May 31, 2008.  For the nine months ended May 31, 2009, our general and administrative expenses were roughly $899,000.  As compared to roughly $2,159,000 for the nine months ended May 31, 2008.  This decrease of approximately $1,260,000 was mainly the result of a reduction of roughly $1,306,000 in stock option expense.  To date, we have already expensed the majority of the stock option costs related to the 5,892,000 outstanding options and are currently scheduled to only incur approximately an additional $27,000 through August 31, 2010.  Management expects that general and administrative expenses (excluding stock options expense) may slightly rise as we continue to expand our operations.  However, if adequate working capital is available, we believe that we now have the necessary general and administrative staff in place to maintain our expansion into scallop crops to approximately 30 million.

Stock compensation and stock option expense.  During the three and nine months ended May 31, 2009, we have stock compensation expenses of $17,500 for both periods.  During the three and nine months ended May 31, 2008, we had stock compensation expense of approximately $37,000 and $87,000, respectively.

We, issued 3,300,000 new options during the nine months ended May 31, 2009.  As a result, we have stock option expense of roughly $180,000 for the nine months ended May 31, 2009.  We did not issue any new options during the nine months ended May 31, 2008.  However, due to options issued to employees, consultants and directors during 2007 and based upon the common stock trading price at the times of issuance, vesting schedules and FASB rules, we incurred stock option compensation expenses of approximately $454,000 and $1,486,000 during the three and nine months ended May 31, 2008, respectively.

Other income (expense), net.  Interest expense for the three months ended May 31, 2009, was approximately $14,000.  Interest expense for the three months ended May 31, 2008, was approximately $7,000.  Other income for the three months ended May 31, 2009, was roughly $1,000 as opposed to other expense of approximately $60,000 for the three months ended May 31, 2008.

Interest expense for the nine months ended May 31, 2009, was approximately $37,000.  Interest income for the nine months ended May 31, 2008, was approximately nil.  Other income for the nine months ended May 31, 2009, was approximately $1,000 as opposed to other income of approximately $31,000 for the nine months ended May 31, 2008.

Net loss.  As a result of the above, the net loss for three months ended May 31, 2009 was approximately $682,000 as compared to a net loss of approximately $1,063,000 for the three months ended May 31, 2008. Net loss for nine months ended May 31, 2009 was approximately $1,757,000 as compared to a net loss of approximately $2,872,000 for the nine months ended May 31, 2008.

Liquidity and Cash Resources.  At May 31, 2009, we had a cash balance of approximately $26,000.  During the year ending August 31, 2007, we completed one private equity financing and had investors exercise various warrants that resulted in net proceeds of approximately $3,075,000.  During the year ending August 31, 2006, we relied on four private equity financings that resulted in net proceeds of approximately $5,140,000.  Prior to the completion of our initial Preferred Stock Financing, our initial expansion had been largely funded by a short term note with a maximum limit of approximately $1,451,000.   This short term note was repaid with proceeds from the 2006 preferred stock financings and is no longer available to us.  These 2006 and 2007 financings formerly contained warrants, which if fully exercised, could have raised approximately an additional $49,350,000.  To date, the exercise of these warrants resulted in net proceeds of  roughly $1,200,000; however, the financing we completed in June 2008, resulted in a warrant exchange that eliminated most of the remaining warrants from the 2006 and 2007 financings.  We have suffered operating losses

since inception in our efforts to establish and execute our business strategy.   After the completion of the June 2008 financing, management believed that we had adequate funds to maintain our business operations into our 2009 fiscal year and/or until we become cash flow positive, but we continue to suffer operational losses in our 2009 fiscal year. As such, until our operations are able to demonstrate and maintain positive cash flows, we will  require additional working capital to fund our ongoing operations and execute our business strategy of expanding our operations.  In fact,   based on our current estimates of future sales and capital costs of expanding our farms in order to increase future crop yields, we will require additional financings to continue expanding our operations.  In addition, until our operations are able to generate additional profits to cover our corporate overhead cost, we will require additional financings to fund our public company expenses.  Based on these factors, there is substantial doubt about our ability to continue as a going concern. Management plans to address this situation by utilizing our new sales agreements, improved processing plant, recent harvesting and sorting experience and increasing scallop and shellfish seed sales to increase our revenues and to try to begin achieving cash flow positive operations.  In addition, Management believes that opportunities exist with other aquaculture companies, equipment vendors, seafood distributors and/or First Nations groups that could result in possible partnerships, joint ventures, financings and/or acquisitions that could result in significantly improved cash flows or additional working capital.  To date, we have been unable to achieve positive cash flows or locate additional financings in 2009.

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

In March 2009, we engaged International Investment Consulting Company S.A (“IICC”) to provide international investor relations services. The initial term of the agreement is for two years.  Pursuant to the consulting agreement, after 120 days if certain terms and conditions are met, we will begin paying IICC $10,000 per month for the term of the agreement.  As additional compensation, we agreed to issue IICC 200,000 shares of restricted stock that vest 50,000 per quarter. The shares were issued in accordance with the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of such Act for issuances not involving any public offering.  The first 50,000 shares issued vested on May 31, 2009 and were valued at $0.19 per share, the closing bid of our common stock on the date of issue.  Therefore, total aggregate value of the transaction that we will recognize is $9,500. Going forward the cost of these shares will be expensed at current market price as they are issued.

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

ITEM 3. Defaults upon Senior Securities

(a)             Not Applicable.

(b)             Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to Section 3.21 of the Series D Convertible Preferred Stock Purchase Agreement that we entered into on May 29, 2008, as previously disclosed in a Form 8-K that we filed with the Securities and Exchange Commission on May 30, 2008, since we did not meet our required performance targets as set forth in the Purchase Agreement, the Series D Preferred Stockholders invoked their right to demand that our Board of Directors be reduced from seven members to five members and their right to appoint a majority of such directors.  The Series D preferred Stockholders informed us that they intended to appoint Michael Ross and Christopher Wall to the Board and would like to continue to have Javier Idrovo serve as one of our board members.

We held a special board meeting on May 21, 2009, during which the Board approved reducing our board to five members and appointing Mr. Ross and Mr. Wall to our Board; the Board also resolved that Mr. Robert Saunders, our CEO, Mr. Michael Boswell, our Acting CFO and Javier Idrovo will remain on the Board.  Mr. Victor Bolton, Mr. Douglas MacLellan, Mr. Darryl Horton and Mr. Mark Elenowitz tendered their resignations, each of which the Board accepted and approved, to be effective immediately; each of their resignations are solely a result of the purchasers’ invocation of Section 3.21 of the Purchase Agreement and not as a result of any disagreement with us nor were any of these directors removed for cause.  Accordingly, our new Board of Directors consists of Robert Saunders, Michael Boswell, Javier Idrovo, Christopher Wall and Michael Ross.

Christopher Wall is an employee of Vision Opportunity Master Fund, Ltd., one of our significant shareholders.

ITEM 5. OTHER INFORMATION

(a)             Not applicable.

(b)             Not applicable.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this report.

Exhibit No.	Document
3.1	Articles of Incorporation, as amended.

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB filed on April 13, 2007).

31.1	Certification of Chief Executive Officer and Acting Chief Accounting Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer and Acting Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Letter to Ocean Smart, Inc. (Incorporated by Reference on our Current Report 8-K filed on March 21, 2009)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 17, 2009	OCEAN SMART, INC.

By: /s/ Robert Saunders
Robert Saunders,
Chief Executive Officer & President

By: /s/ Michael Boswell
Michael Boswell, Acting Chief Accounting Officer