Form 10-K
period 2009-08-31
OCEAN SMART, INC.
filed 2009-12-15
CIK 1231339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended August 31, 2009

Commission File Number 0-50092

OCEAN SMART, INC.
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

Large accelerated filer |_|                                                                Accelerated Filer |_|
Non-accelerated filer   |_|                                                                Smaller reporting company | X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	X	NO

The issuer's revenues for its most recent fiscal year were:  $1,890,536.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 9, 2009 was $747,662 (computed by multiplying the closing sales price for our common stock on such date by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant’s outstanding common stock.  This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such people are affiliates of the registrant).

The number of shares of our common stock outstanding on December 9, 2009 was 25,920,296.

TABLE OF CONTENTS

PART I
Item 1	Description of Business	Page 5
Item 2	Description of Property	Page 12
Item 3	Legal Proceedings	Page 14
Item 4	Submission of Matter to a Vote of Security Holders	Page 14

PART II
Item 5	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	Page 15
Item 6	Selected Financial Data	Page 22
Item 7	Management's Discussion and Analysis or Plan of Operation	Page 23
Item 8	Financial Statements	Page 38
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Page 59
Item 9A	Controls and Procedures	Page 59

PART III
Item 10	Directors and Executive Officers of the Registrant	Page 62
Item 11	Executive Compensation	Page 67
Item 12	Security Ownership of Certain Beneficial Owners, and Management and Related Stockholder Matters	Page 71
Item 13	Certain Relationships and Related Transactions	Page 74
Item 14	Principal Accountants Fees and Services	Page 74
Item 15	Exhibit List	Page 75

	Signatures	Page 77

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

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and Annual Report on Form 10-K and any Current Reports on Form 8-K filed by us.  All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statement above.

PART I.

Item 1. Description of Business

                (A)           We were incorporated under the laws of the State of Nevada on June 12, 2000, with the name Heritage Management Corporation.  In August 2005, we entered into a share exchange agreement with Edgewater Foods, the parent company of Island Scallops Ltd. (or “Island Scallops”) an aquaculture company located in Vancouver Island, British Columbia. As a result of the Share Exchange, Island Scallops Ltd. became our wholly owned subsidiary and Edgewater’s shareholders became the owners of the majority of our voting stock.  Pursuant to the terms of the Share Exchange Agreement, Edgewater’s officers and directors were appointed as our officers and directors.  Additionally, we changed our name from Heritage Management, Inc. to Edgewater Foods International, Inc.  Thereafter in March 2009, pursuant to our shareholder’s approval, we changed our corporate name from Edgewater Foods International Inc. to Ocean Smart, Inc. (or “Ocean Smart’).

Ocean Smart, a Nevada Corporation, is the parent company of Island Scallops Ltd., a Vancouver Island aquaculture company. Island Scallops was established in 1989 and for over 20 years has successfully operated a scallop farming and marine hatchery business. Island Scallops is dedicated to the farming, processing and marketing of high quality, high value marine species: scallops and sablefish.  Scallop farming is relatively new to North America and Island Scallops is the only producer of the  “Qualicum Beach Scallop” .and demonstrated ability to produce sablefish ( blackcod)  Given Island Scallops’ unique hatchery technology and extensive research and development, we believe that there is currently no significant competition for these marine species.   Island Scallops is committed to rapidly expanding production and profits while continuing to finance the aggressive growth of the company and maintaining a healthy respect for the marine environment.

Ocean Smart acquired Island Scallops in June 2005 through a tax free share exchange. Island Scallops was established in 1989 to commercialize Canadian government research on scallop aquaculture.  Island Scallops’ hatchery operations have diversified to produce other species of shellfish such as mussels, clams, geoducks and oysters. Island Scallops has also investigated the culture of halibut, spot prawn, sea urchin and abalone. Island Scallops is the first hatchery to successfully produce sablefish juveniles for commercial grow-out.

Currently, Island Scallops’ primary product is farmed “Qualicum Beach Scallop”  for sale throughout North America.  Island Scallops offers a variety of other products and services to the industry including aquaculture equipment, consulting, research and development, and custom processing and marketing.  Internationally, Island Scallops has collaborated with both Japanese and Moroccan fisheries interests.

On August 30, 2006, we filed a Form 8-A to register our common stock pursuant to Section 12(g) of the Act and we therefore ceased being a voluntary filer.

Key Corporate Objectives

Our key business development objectives over the next 12 months is to finish the line construction of the Nile Creek and Kanish Bay farms and to move forward with possible joint venture shellfish farmers and  with First Nations1 groups, investigate strategic acquisitions and/or business opportunities and look for possible partners or additional strategic investors to enable the company to capitalize on its existing black cod technology.  In general, we plan on leveraging our existing hatchery technology and expertise via joint venture and/or acquisitions that will enable us to reach significantly increased sales over the next three years.  Specifically, we plan to expand our business and operations as follows:

●   Expand our sales and marketing relationship with  Fanny Bay Oyster Co., a division of Taylor Shellfish Farms of Shelton, Washington (an international seafood distributor and the largest shellfish company on the West Coast) to expand overall scallops and reduce selling costs.  The initial order of 800,000 lbs. the "Qualicum Beach Scallop", has been completed and future sales agreements are being finalized.

●       Continue to move forward with our discussions with various First Nations groups and individuals about possible partnerships or buy sell agreements to expand scallops culture in British Columbia.  This will provide the company with additional growing areas for scallops and future joint venture revenues.

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

Marketing and Distribution

Our marketing and distribution strategy for Island Scallops will focus on developing and maintaining long-term relationships with distribution channel members.  Island Scallops also strives to differentiate its products to achieve consistent supply and quality. Island Scallops believes the scallop market effectively functions as a commodity market and therefore, relationships with distributors are important. To develop these relationships, Island Scallops has identified key purchasing criteria for the distributors: price, quality and consistent fresh farmed supply.   Over the long term, for the reasons noted below, Island Scallops wants to differentiate its products so that it can command premium prices. Freshness is an important factor for scallops since whole live scallops have a limited shelf life,   while fresh scallop meat remain fresh for up to 20 days.   Due to this short shelf life, distributors try to offer the freshest products.  Island Scallops believes it is in a favorable position to supply fresh products to United States brokers/distributors, especially those located on the west coast where demand for the product is strong. Currently, these brokers/distributors are supplied for the most part with frozen east coast North American scallops.

1 First Nations commonly refers to the indigenous people in what is now Canada.  There are currently over 600 recognized First Nations governments or bands in Canada, roughly half of which are in the provinces of Ontario and British Columbia.

Traditionally, as described above, we have sold live scallops within the Pacific Northwest market.  We recently completed a $2.0 million order with Fanny Bay Oyster Co., a division of Taylor Shellfish Farms of Shelton, Washington (an international seafood distributor and the largest shellfish company on the West Coast).  The order includes live scallops, fresh scallop meat and frozen scallops produced at our Qualicum Beach, B.C. operation.  As a result of this order, Fanny Bay has become the effective exclusive distributor of our scallops.  We believe this order (and future orders) will reduce cost and will continue to encourage additional wholesalers within the Taylor network to carry our scallops.

Current Products

Island Scallops currently focuses exclusively on aquaculture products and is not involved in wild fisheries.  All seafood products are produced in private hatcheries and grown on ocean farm sites. Currently, the “Qualicum Beach Scallop” is the only product that Island Scallops produces, grows, processes and markets.   Island Scallops also produces a variety of other shellfish seed species including the Pacific oyster, Eastern blue mussel, Mediterranean mussel, Geoduck clam, which we sell to third party shellfish farmers.

Island Scallops has been a leader in marine hatchery technology for the past 20 years.  Island Scallops has developed proprietary hatchery techniques for a number of marine species, most notably the hybridizing of the “Qualicum Beach Scallop” and becoming the first company to produce commercial quantities of sablefish juveniles.   Both of these breakthroughs have required many years of research and considerable investment.  In the case of sablefish, which is a cold-water fish that spawns at depths of 800 - 2400 ft, a variety of techniques were required to successfully mature, spawn, incubate and rear the larvae.  In addition, there were technical difficulties associated with egg and yolk sac incubation (as well as larvae rearing and weaning) that were resolved using proprietary technology developed at Island Scallops.  We intend to begin significant further commercialization of sablefish in the next two to three years, provided we are able to finance the expansion of this product which we estimate will require at least $5.0 million of capital.

Scallop Overview

Island Scallops’ main product is the “Qualicum Beach Scallop”, which is a hybrid of the imported Japanese scallop and the local weathervane scallop.  Between 1993 and 1999, Island Scallops developed this new scallop using Japanese scallops that were imported under quarantine in the early 1990’s.  This unique scallop is marketed as the “Qualicum Beach Scallop” and is the largest scallop in the world, reaching sizes of 15 cm and 500 grams.  The scallop species farmed by Island Scallops has a proven record of being disease resistant, with a 95% survival rate during the grow-out phase.  We have the necessary farming infrastructure to produce up to 15 million scallops annually with an additional capital investment of approximately $1.0 million, we hope to fund this expansion via either increasing cash flow or additional equity or debt financings.    If we are unable to locate financing or develop positive cash flow, we will not be able to continue to expand our production capabilities.

The “Qualicum Beach Scallop” is sold live, fresh shucked and frozen.  Pricing for live scallops is typically US$3.00 per pound and fresh shucked meat at US$11.87 FOR U12 (under 12 pieces per pound).  In the early days of our business, due to our limited production, our focus was on the sale of live scallops.   As our production has increased our focus has shifted to fresh shucked meat, as this product has a longer shelf life and stronger demand.

In August 2009, the average selling price for live scallops was US$1.58 and shucked US$0.95 per scallop.   The combined average price per scallops was US$1.05 due to the higher amount of shucked scallops being processed.

The basis for our recent scallop farming production increase stems from a combination of our tenure expansion, our recent financing, improved grow-out techniques and our transition to a combination of “pearl nets and lantern-style” farming methods.  Scallops culture utilizes two styles of small cages referred to as “pearl nets and lantern nets.”  Pearl nets are shaped like a pyramid with a 50 by 50 cm square base and grow small scallops from 2-3 mm to 10mm.  The 10-mm scallops are grown in cylindrical nets called lantern nets and are 60 cm in diameter and 1.2 meters deep containing 12 layers.  Our Hindoo Creek and Deep Bay tenures expansion have been completed, and unfortunately our expansion of our Denman tenure has been turned down by the Denman Island Trust and we are considering re-applying.

As the only hatchery/producer of cultured scallops on the west coast of North America, Island Scallops has the ability to supply fresh scallops (of a predictable quality and quantity) throughout the year.  An increasing demand for local sustainable fresh seafood has also increased sales of the “Qualicum Beach Scallop”.   Significant exposure of our “Qualicum Beach Scallop,” in trade magazines, newspapers, radio and on television  praising the fresh sweet flavor of our local scallop has increased the demand for our product.   Traditionally slow sales months of July and August showed an unexpected increase in sales surpassing our usual peak demand period of Christmas and Chinese New Year

The shucked product form is the most significant form for North American scallop markets.  A whole-live scallop although  the most desirable from the farmer’s point of view, has a very limited market due to the short shelf life. Previously, Island Scallops has developed a market for whole live scallops, which exceeds 5,000 lbs. per week into Vancouver.  As described above, our scallop sales efforts are currently focused on our Fanny Bay (Taylor Seafood) orders.  We believe that these strategic relationships enable us to capitalize on established selling networks and proven distributors to capitalize on demand for quality seafood products.

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

Over the past nine years, Island Scallops has also developed proprietary hatchery technology for the production of sablefish juveniles. We believe that sablefish will be the next species, after salmon, for successful large-scale commercial farming.  Sablefish, which is a premium-quality whitefish with a delicate texture and moderate flavor, is an ideal substitute for Chilean sea bass (currently over-fished in all oceans).  To date, Island Scallops has marketed a limited number of live sablefish into the Vancouver market.  Initial response was excellent for a small 1-kilogram live sablefish (~$11/kg).  If we are able to locate suitable funding and/or partners, Island Scallops will be able to capitalize on our breakthrough sablefish hatchery technology by constructing a new sablefish hatchery consisting of the following:

●                 An expanded Brood Stock facility with larger capacity to hold the various families of selected strains of sablefish.  This new facility will incorporate a new state-of-the-art water treatment system.

●                 An improved incubation and larval rearing facility incorporating proprietary improvements in tank design and seawater systems.

●                 An upgraded zooplankton culture facility with improved handling and enrichment techniques.

●                 An expanded and improved juvenile rearing facility incorporating proprietary recirculation system designs.

As part of this expansion, we also intend to construct a new onshore tank farm consisting of large and small ponds and tanks complete with associated recirculation systems.  This onshore facility will be used to augment the juvenile rearing area and will house and grow juvenile fish.

At the present time, worldwide “non-farming” sablefish catches are struggling to meet the worldwide demand according to DFOWeb, NPFMCWeb and Pacific Fishery Management Council Website. Currently, there are only two hatchery facilities with very limited production.    Current production is less than 100,000 juveniles per year.   Based on our analysis of present market conditions, increasing worldwide hatchery production tenfold (to roughly 1 million 3 kilo sablefish) would fill less than 10% of the current world demand shortfall. If Island Scallops’ new sablefish facilities are able to reach a production of 3 million sablefish annually, this will only fill less than 30% of the current overall shortfall.  The economic potential for sablefish is therefore considerable. Given these market conditions and opportunities, Island Scallops, subject to our ability to secure adequate funding, is determined to enter the market for sablefish in a significant manner within the next two to three years.

Other Products

In the past Island Scallops sold a variety of shellfish larvae and seed to both international and local customers.  Sales included two species of mussels, manila clams, geoduck clams, oysters, abalone and sea urchins.  Island Scallops has established suppliers of aquaculture equipment in Japan and China and supplies nets, ropes, floats, and processing equipment into the British Columbia industry.  Currently, Island Scallops is selling oyster and mussel larvae.  The Company is also looking to develop increasing shellfish larvae and seed sales and equipment sales in the near future.  In addition, we will continue to investigate funding sources and/or partners for the development of our sablefish operation with a goal of further commercialization of sablefish in two to three years.

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

Tenure Expansion and Compliance with Environmental Laws

Our planned tenure expansions will require that we undergo an environmental screening from Transport Canada pursuant to Canadian Environmental Assessment Act, which includes a review of factors such as the environmental effects of the planned expansions, including the environmental effects of malfunctions or accidents that may occur in connection with the planned expansions and any cumulative environmental effects that are likely to result from such planned expansions; the significance of such environmental effects and any comments from the public that are received in accordance with the CEA Act and applicable regulations; and measures that are technically and economically feasible and that would mitigate any significant adverse environmental effects of the planned expansions.

Island Scallops does not at the present time have any new tenure application underway.    A lengthy  and time consuming process is now further restrained due to overlapping First Nation land claims.   Until the British Columbia government has settled these land claims it is unlikely that any further crown land tenures will be approved.   If we are unable to expand our tenures, our projected production may be delayed.

Competition

Fisheries Industry in General

Island Scallops is in the farmed seafood business.  The main concentration of marine farming in British Columbia has traditionally been in the salmon sector.  The salmon farming business has developed into a mature industry dominated by Norwegian farmers.  The rest of the British Columbia marine farming sector is in the shellfish industry, mainly in oysters and Manila clams and more recently mussels.  This sector is rapidly expanding and it accounted for approximately US$16 million in British Columbia in 2002, according to the British Columbia Shellfish Growers Association website.  Given Island Scallops’ expertise and significant research and development experience, we believe that there is little or no direct competition in the production of farmed scallops.

There are no significant direct competitors in the scallop farming business in British Columbia.  The United States will not allow farming this species in their waters, as this species is considered "exotic" without an expensive quarantine facility and lengthy environmental assessment studies, which is both costly and time consuming.    Island Scallops completed these requirements almost 20 years ago and has a significant advantage over new competitors.  Although scallop farming is a very significant industry in Japan and China, only frozen shucked scallops are currently sold into North America from these countries. Recent examination by the United States and Canadian Food Inspection authorities of the growing waters in China resulted in reduced exports due to high levels of pollution.

Island Scallops is the only hatchery, outside of China, that has successfully produced the Japanese scallop, and the only company that has successfully, hybridized the weathervane and the Japanese scallop. Island Scallops is uniquely positioned as the sole producer of live scallops in North America. There currently are no other hatcheries in North America that we are aware of that are capable of producing this unique breed.  Although a large commercial scallop fishery exists on the east coast of North America, the majority of the scallops are shucked at sea with only limited quantities sold alive. These scallops are sold as "Digby” or “Sea” scallops. A number of companies have attempted to grow the bay scallop and the sea scallop on the east coast, but these companies have only achieved limited success.

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

Island Scallops is currently only one of three hatcheries to produce quantities of juvenile sablefish.  These fish were sold to five commercial salmon farming facilities and the fish have been marketed successfully.  Little demand for a new species has materialized.  Although two hatcheries have been constructed in British Columbia, neither has successfully produced large quantities of sablefish.   The farming of sablefish is still in its infancy and only limited production has occurred.

This limited production is not a matter of biological barriers but rather a lack of interest by the major producers to venture into a new marine species.

Research and Development

Due to changes in Canadian Federal Government’s Research and Development tax credits (SRED) program, which prevents any part of the research to be combined with commercial production, no Research and Development claims were made in fiscal 2007, 2008 and 2009.  Research did continue on the genetic selection of superior strains of scallops, as did developments in the culture process for both marine algae and developments in re-circulation systems.   Island Scallops contracts research and development with a separate company called RKS Laboratories Ltd., which has  limited commercial production and whose  goal is the genetic improvement in breeds of the, “Qualicum Beach Scallop”  designing and testing of aquaculture equipment and producing seed of other marine species.  We believe that this will allow the continued support from the SRED program.

Employees

At August 31, 2009, we had 35 full time employees. None of our employees are represented by a labor union and we consider our relationships with our employees to be good.

ITEM 2.               DESCRIPTION OF PROPERTY

For the fiscal year ended August 31, 2009, our U.S. corporate office was located at 400 Professional Drive, Suite 310, Gaithersburg, Maryland 20878.  This space was provided on a rent free basis by one of our shareholders.

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

Island Scallops now has a total of eight farm sites for scallops (up from 5).  These farm sites are located at Island Scallops held tenures (shellfish tenures are government-granted rights that allow use of offshore waters to cultivate shellfish).  Three of those five scallop farms are located in Baynes Sound, 25 minutes north of the main facility. Baynes Sound, the marine waterway situated between eastern Vancouver Island and the western shore of Denman Island, is considered the most productive and highly utilized shellfish growing area in coastal British Columbia.  The area supports extensive beach culture (manila clams and oysters) as well as deepwater culture that produces oysters, scallops and some mussels.

These farms sites total approximately 205 acres and can currently accommodate more than 8 million scallops over a 2 year harvest.   An additional bottom tenure of 926 acres is located 10 minutes north of the main facility (at Bowser) and is capable of producing at least 20 million scallops.  Three new farm sites located on Quadra Island in Kanish Bay have a combined area of 131 acres and are capable of producing  3 million scallops over a 2 year harvest. The final farm site on the west coast of Vancouver Island near Tofino is capable of producing at least three million scallops, although that site is currently under-developed.

Common Site Name	Lands File No.	Acres	Type
Denman	1406063	38.64	Deepwater
Hindoo Creek	1406664	123.32	Deepwater
Deep Bay	1406711	43	Deepwater
Tofino	1406061	9.6	Deepwater
Nile Creek	1407517	926	Deepwater
Granscal Orchard Bay	1405412	65	Deepwater
Granscal	1406806	15	Deepwater
Granscal K1	1402860	29.7	Deepwater

The three Baynes Sound tenures (Denman, Hindoo Creek and Deep Bay), the Nile Creek off shore farm, the Granscal farms and the Tofino tenure offer unique features, which will add additional value to these properties. These features include differences in exposure to storms  which ease harvesting restriction due to poor weather conditions .   Neither high rainfall or PSP closures affect the scallop meat and harvesting can occur year round.  The expanded tenures should easily accommodate our increasing scallop harvest in 2009 and beyond. At their current size and with the introduction of sufficient main lines, our tenures have the capacity to accommodate approximately 15 million (depending on size) million scallops without any increase in their footprints over a 2 year harvest.

 Expansion of our Deep Bay and Hindo Creek have been completed and do not need to be renewed for twenty years.  An amended tenure agreement has been signed with the government of BC to expand the Denman Island site and we are weighing our options on rezoning of the site.    In summer of 2008, we completed construction of 23, 300 meter culture lines, each of which were stocked with scallops in the fall and spring of 2008 and 2009    A further 60 lines will be constructed in the coming year and will accommodate over 12 million scallops.

Island Scallops’ location has a distinct advantage for producing marine species.  The waters off British Columbia are pristine and unspoiled by large populations or major industries.  The close proximity to major western cities allows us to effectively put our products into the hands of the consumer within 24 hours.

The source of our raw material comes from our own hatchery brood stock.  In the case of the “Qualicum Beach Scallop”, we have been selectively breeding this species for superior growth and survival for the past 20 plus years.  The breeding program has produced a vigorous, rapid growing, disease resistant scallop with exceptional meat yield.  In the case of sablefish we have been selecting fast growing fish for the past 5 years, these display a high degree of domestication. The spawning season has been extended for both of these species allowing for juvenile production almost year round.  This ability to hold seed stock and select superior strains gives Island Scallops an advantage in the industry.  It also allows Island Scallops to tailor its production to varying seasonal and market demands.

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

The common stock is currently quoted on the over–the-counter Bulletin Board under the symbol “OCSM.”

The following table sets forth the quarterly high and low bid prices for the common stock since the quarter ended August 31, 2006.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low

Quarter ended August 31, 2006	$1.70	$1.20
Quarter ended November 30, 2006	$1.85	$1.01
Quarter ended February 28, 2007	$1.70	$1.10
Quarter ended May 31, 2007	$1.70	$1.00
Quarter ended August 31, 2007	$1.65	$1.05
Quarter ended November 30, 2007	$1.45	$0.75
Quarter ended February 28, 2008	$1.45	$0.75
Quarter ended May 31, 2008	$1.01	$0.70
Quarter ended August 31, 2008	$1.00	$0.26
Quarter ended November 30, 2008	$0.08	$0.08
Quarter ended February 28, 2009	$0.10	$0.10
Quarter ended May 31, 2009	$0.19	$0.19
Quarter ended August 31, 2009	$0.15	$0.15

At August 31, 2009, the closing bid price of the common stock was $0.15 and we had approximately 25,920,296 shares of our common stock, 7,773,998 shares of our Series A Preferred Stock, 207 shares of our Series B Preferred Stock, 747,870 shares of our Series C Preferred Stock and 304,558 shares of our Series D Preferred Stock issued and outstanding. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

At November 10, 2009, the closing bid price of the common stock was $0.05 and we had approximately 54 record holders of our common stock, 13 record holders of our Series A Preferred Stock, 3 record holders of our Series B Preferred Stock, 2 record holders of our Series C Preferred Stock and 13 record holders of our Series D Preferred Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

We have not paid cash dividends on any class of common equity since formation and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

2005 Equity Incentive Plan

Our 2005 Equity Incentive Plan is intended to further our growth and financial success by providing additional incentives to our directors, executives and selected employees and consultants so that such participants may acquire or increase their proprietary interest in us.  The term "Corporation" shall include any parent corporation or subsidiary corporation of Ocean Smart as those terms are defined in Section 424(e) and (f) of the Internal Revenue Code of 1986, as amended. Stock options granted under the Plan may be either "Incentive Stock Options", as defined in Code section 422 and any regulations promulgated under that Section, or "Nonstatutory Options" at the discretion of our Board of Directors and as reflected in the respective written stock option agreements granted pursuant to this Equity Plan. Stock Appreciation Rights, Restricted Stock, Restricted Stock Unit, Performance Awards, Dividend Equivalents, or Other Stock-Based Awards may also be granted under the Equity Plan.  The Board believes that the Equity Plan will maintain the flexibility that Ocean Smart needs to keep pace with its competitors and effectively recruit, motivate, and retain the caliber of employees, directors and consultants essential for achievement of our success.

Individuals eligible to receive awards under the Equity Plan include officers, directors, employees of and consultants to Ocean Smart and its affiliates.  The number of shares available under the Equity Plan shall be 5,000,000 shares of our common stock, as well as the following:  As of January 1 of each year, commencing with the year 2006 and ending with the year 2008, the aggregate number of Shares available for granting Awards under the Equity Plan shall automatically increase by a number of Shares equal to the lesser of (x) 5% of the total number of Shares then outstanding or (y) 1,000,000.  The Board may distribute those shares in whatever form of award they so choose within the Equity Plan’s guidelines.  There are no restrictions on the amount of any one type of award that may be granted under the Equity Plan.

As of August 31, 2009, our Board of Directors had granted 6,292,000 options to employees, directors and consultants under the Equity Plan.  As of August 31, 2008, 400,000 of these options had been canceled and 5,892,000 were outstanding. As of August 31, 2009, there are 5 Directors, 1 executive officer, 1 consultant and approximately 26 employees other than executive officers, who are eligible to receive awards under the Equity Plan.

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

The following table provides information as of August 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	5,892,000	$1.03	6,408,000*
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	5,892,000	$1.03	6,408,000

*As of January 1 of each year, commencing with the year 2006 and ending with the year 2009, the aggregate number of shares available for granting Awards under the Equity Plan shall automatically increase by a number of Shares equal to the lesser of (x) 5% of the total number of Shares then outstanding or (y) 1,000,000.

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

On December 31, 2007, we issued 172,750 shares of common stock to the investors of our April 12, May 30, June 30 and July 11, 2006 financings as payment of the semi-annual dividend (8% per annum) per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. The number of shares issued was based on the dividend payment at a rate of 8% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000 for the April 12 financing, $1,500,000 for the May 30 financing, $1,550,000 for the June 30 financing and $1,450,000 for the July 11 financing) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $223,500 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On December 31, 2007, we issued 45,999 shares of common stock to the investors of our January 16, 2007 financing as payment of the semi-annual dividend (6% per annum) per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock (The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $62,600 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On December 31, 2007, we issued 17,883 shares of common stock to the investors of our November 5, 2007 financing as payment of the semi-annual dividend (6% per annum) per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount (approximately $897,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $24,300 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

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

On June 30, 2008, we issued 322,228 shares of common stock to the investors of our April 12, May 30, June 30 and July 11, 2006 financings as payment of the semi-annual dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. The number of shares issued was based on the dividend payment at a rate of 8% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000 for the April 12 financing, $1,500,000 for the May 30 financing, $1,550,000 for the June 30 financing and $1,450,000 for the July 11 financing) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $231,100 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On June 30, 2008, we issued 85,515 shares of common stock to the investors of our January 16, 2007 financing as payment of the semi-annual dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock.  The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $61,800 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On June 30, 2008, we issued 37,075 shares of common stock to the investors of our November 5, 2007 financing as payment of the semi-annual dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock.  (See Note10 – Series C Preferred Shares Financing for additional information on the Series C Convertible Preferred Stock).  The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount (approximately $897,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $26,800 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On December 31, 2008, we issued 324,691 shares of common stock to the investors of our April 12, May 30, June 30 and July 11, 2006 financings as payment of the semi-annual dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. The number of shares issued was based on the dividend payment at a rate of 8% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000 for the April 12 financing, $1,500,000 for the May 30 financing, $1,550,000 for the June 30 financing and $1,450,000 for the July 11 financing) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $232,900 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

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

On June 30, 2009, we issued 320,269 shares of common stock to the investors of our April 12, May 30, June 30 and July 11, 2006 financings as payment of the semi-annual dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock. The number of shares issued was based on the dividend payment at a rate of 8% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000 for the April 12 financing, $1,500,000 for the May 30 financing, $1,550,000 for the June 30 financing and $1,450,000 for the July 11 financing) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $229,700 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On June 30, 2009, we issued 85,278 shares of common stock to the investors of our January 16, 2007 financing as payment of the semi-annual dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock.  The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount ($1,416,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $61,600 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

On June 30, 2009, we issued 36,972 shares of common stock to the investors of our November 5, 2007 financing as payment of the semi-annual dividend per the terms of the Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock.  The number of shares issued was based on the dividend payment at a rate of 6% per annum (subject to a pro rata adjustment) of the Liquidation Preference Amount (approximately $897,000) payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at approximately $26,700 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

ITEM 6.	SELECTED FINANICAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

During the our 2009 fiscal year, we continued the harvesting, processing and sale of our 2005 and 2006 year classes of scallops and transferring our 2007 and 2008 year-class scallops to larger grow-out nets on our farm sites.  We also completed the spawning and started transferring our 2009 scallop class to our farm sites (from onshore nursery ponds).  We refer to the year-class of scallops based on when the scallops were spawned.

During the first quarter of our 2009 fiscal year, we completed a sales agreement with Fanny Bay Oyster Co., a division of Taylor Shellfish Farms of Shelton, Washington (an international seafood distributor and the largest shellfish company on the West Coast).  The order includes live scallops, fresh scallop meat and frozen scallops that will be packaged and delivered in various scallop products (including live in-the-shell, frozen half-shell and fresh meat).   As a result of this order, Fanny Bay has effectively become the exclusive distributor of our scallops outside the European market.  This order has reduced costs and encouraged additional wholesalers within the Taylor network to carry our scallops.

In addition to scallop sales, we plan on generating additional revenues via the sale of scallop and other shellfish seed (including mussels and oysters).  In the future, management may place emphasis on generating additional revenues via equipment sales to other aquaculture businesses.  Additionally, we are in the process of investigating strategic acquisitions and/or business opportunities with seafood industry partners or additional strategic investors to enable the company to capitalize on our existing hatchery technology and expertise. As part of this initiative, we are currently beginning initial, informal, conversations with both seafood and aquaculture companies.  Part of this process may involve locating opportunities to increase near-term revenues via the sale of shellfish seed or shellfish larvae produced in our hatchery.  We are initially focusing on companies that we believe could significantly benefit from our hatchery technology and expertise and that would add additional revenue and/or have a geographically desirable location.  We are evaluating both potential acquisitions and partnerships with such companies in order to reach our goal of capitalizing on our hatchery technology in order to increase cash flows.   As a result of initial conversions and a review of certain opportunities, we are currently focusing our efforts on Chinese companies.  Aside from the November 2008 acquisition of Granscal Sea Farms Ltd., as of the date of this filing, no new definitive agreements have been signed. Additionally, we have not yet located and/or finalized financing sources for any possible acquisition.  Management currently plans to fund any future acquisition via either debt financing or additional equity financings.  Alternatively, Management believes that opportunities exist where we could provide our technology and knowledge to a joint venture that is funded by the other party.

We are continuing our discussions with various individuals and First Nations groups about possible partnerships or joint ventures.  Originally, management believed that we would be able to formalize our first joint venture with a First Nations group as early as the start of the 2009 calendar year.  To date, we have yet to finalize a revenue producing First Nations joint venture.

Despite the increased revenues for our 2009 fiscal year (as compared to 2008), we were not able to achieve positive operational cash flows during this year. In fact, since we were unable to meet certain performance targets as set forth in the Series D Convertible Preferred Stock Purchase Agreement, Series D Preferred Stockholders invoked their right to demand that our Board of Directors be reduced from seven members to five members and their right to appoint a majority of such directors.  We held a special board meeting on May 21, 2009, during which the Board approved reducing our board to five members and appointing the two Series D nominees, Christopher Wall and Michael Ross to our Board; the Board also resolved that Mr. Robert Saunders, our CEO, Mr. Michael Boswell, our Acting Chief Accounting Officer(CAO) and Javier Idrovo will remain on the Board.

As a result of our new sales agreements, improved processing plant and increasing shellfish seed sales; management expects our sales and margins to improve and hopes to achieve positive cash flows in the near future.  Management initially expected to achieve positive cash flows in the second half of 2009, but now hopes to achieve them at some point in our 2010 fiscal year.  Given our recent operational history, it is likely that we will continue to struggle to achieve positive cash flows in the near future. Additionally, management is still in the process of evaluating the impact of the recent global economic downturn and is unsure of the direct impact it will have on our sales and projects.  It is possible that the North American recession could materially impact future revenues and growth.

During the year ended August 31, 2009, we conduct our principal research and development activities via RKS Laboratories, Inc., a Vancouver research and development company that is working towards developing superior strains of scallops with beneficial traits such as higher meat yield and rapid growth.  Robert Saunders, our President and CEO, owns 100% of RKS.    As part of this relationship, we loaned RKS approximately an additional $119,000 that is secured by all assets of RKS and a total of $199,000.  Originally, we carried this amount as loan related party loan receivable, but given that lack of any repayments to date, we expensed the entire amount in 2009.
During the continued harvesting of our 2005 class and 2006 scallops classes and transfer and handling of our 2007 and 2008 scallop classes, we were able to continue to review our mortality rates and update our class size projections.  Based on this review and recent sales, we expect to bring the remaining 160,000 of our 2005 and 2006 year class scallops to market in the 2009 calendar year.  Originally, we believed that our 2006 spawning would yield between 5 and 10 million scallops at full maturity/harvest.  However, mortality rates were at the higher end of our projections due to the handling and sorting learning curve associated with the roll-out of our new longline and anchor system.  Additionally, problems associated with the timing of moving scallops to large nets (also known as “ocean timing”) and the density (i.e. number of scallops per net level) contributed to additional mortality problems.   As of our most recent review of our scallop inventory, we currently believe that our 2007 year class should yield up to 3.2 million scallops at full maturity/harvest. Although this is significantly lower than initial estimates, it will still represent our largest year class to date.

During 2009, we continued to grow the 2008 scallop class in pearl nets.  We originally expected to produce up to 24 million full-size scallops in this year class, but due to survival problems associated with our hatchery spawns and funding limitations, we now expect to produce as few as 2.0 million full-size scallops.   Based on our initial review of the hatchery spawn, we believe the mortality problems were the result of large blooms of toxic marine algae at the critical stage prior to metamorphosis of approximately 600 million scallop larvae.   These blooms corresponded to high levels of Paralytic Shellfish Poisoning in our ocean farms and although it did not harm any of our juvenile or mature scallops, it is believed that pre-metamorphic larvae are particularly susceptible. Procedures are now in place to prevent the introduction of toxic algae into the hatchery system in the coming years.

The spawning season started in February 2009 with a total of 400 million pre metamorphic larvae produced.  New larval husbandry methods increase overall larval survival and corresponding larval competency or the ability of the larvae to successfully undergo metamorphosis.   During March 2009, an additional 380 million larvae was produced using the above new techniques and were transferred to our onshore nursery.  As a result of a colder than normal seawater temperatures, onshore nursery growth was delayed in April and May.  We transferred more than 7 million 3-5 mm scallop seed into our ocean farms during the summer of 2009.  As of August 31, 2009, an additional 1.2 million of our 2009 scallop class was being housed in our on-shore nursery ponds.

As a result of a review of our business plan and sales and marketing efforts to date, we currently plan to harvest and sell approximately 3.2 million full-size 2007 scallops over the 16months ending December 2010.  In addition, we estimate that our 2008 year class will produce roughly 1.2 million full-size scallops. Given our lower than expected revenues and negative cash flows during 2009, the size of our 2009 and 2010 year classes will (in many ways) be determined by our ability to generate positive cash flows and/or our ability to locate additional financing.  As a result of our lower than expected sales and yields, we are still evaluating the cash available for farming and infrastructure costs related to transferring the remaining portion of the 2009 scallop class and to expanding our future yields.  Based on our current review of sales and marketing conditions, we believe that in the best case scenarios our scallops will yield as much $1.00 of revenue per scallop.  In 2009 our yield was approximately  US$1.05 per scallop.  The yield per scallop may increase if we are able to sell a greater percentage of live scallops.  Additionally, we are beginning to place a greater emphasis on scallop seed sales and it is possible, although we cannot make any assurances, that we will produce and/or sell a significantly larger amount of scallop seed in the near future.  As described above, our current estimated inventory size and projected sales cycle is summarized in the following table as of August 31, 2009.

		Estimated Inventory (value) to be Sold
Year-class	Accumulated Cost to Date	next 12 months	next 24 months	beyond 24 months
2005	69,902	$ 69,902	$ -	$ -
2006	127,237	127,237	-	-
2007	783,664	274,281	509,383	-
2008	343,452	-	-	343,452
2009	304,519	-	-	304,519

Totals	$ 1,628,774	$ 471,420	$ 509,383	$ 647,971

Please note that the above table represents estimates of inventory to be sold over the next 12 months, 24 months and beyond.  It is possible that actual results could differ significantly from our estimates.

We periodically evaluate the carrying value of our inventory for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable.  Management uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist.  As of February 28, 2009, management performed an undiscounted cash flow analysis to determine that impairment of $75,000 existed in carrying value our 2006 scallop year class inventory.   As such, the impairment of $75,000 was charged against operations during the year ended August 31, 2009.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its long-lived assets and prevent future impairment.

If our mortality rates are better than our current projections, our yield and revenues from the 2007 and 2008 scallop class could be higher; conversely, if our mortality rates are worse than we anticipate our revenues for this period could be lower than we anticipate.  In addition, changes in the anticipated growth rates, projected harvesting cycles and large fluctuations in the price of scallops or the US-Canadian exchange rate could impact our current projections.  Furthermore, if we cannot achieve our estimated product mixture (live/fresh/frozen) than our average sales price per scallop will be lower.  Alternatively, if we are able to sell a large percentage of high yield products (live or frozen on the half shells) than our average price per scallop will be higher.  Given our failure to achieve positive cash flows in 2009, the size of our future crops could be smaller than originally projected.  If so, our future revenues and yields could be adversely impacted.

Despite our efforts to improve our cost of goods relative to our selling price, we are still operating at a negative margin.    Although we conducted a top-down operations review and originally believed that we had indentified certain operational inefficiencies that contributed to this negative operating margin, we have yet to successfully reduce our cost of goods and achieve positive cash flow.  Management is hopeful that we could achieve positive cash flow at some point in our 2010 fiscal year.  However, given our recent operational history, it is likely that we will continue to struggle to achieve positive cash flows in the near future.

Based on our current estimates of near-term sales, capital costs of expanding our farms to increase future crop yields and capital requirement for near-term operations, we will require additional financings to continue our expansion.  As we have yet to raise additional capital and our sales have increased at a slower than expected pace, we have scaled back some of our expansion plans and will likely have to further scale back the plans outlined herein.  We originally anticipated that we would need approximately $1.0 million over the next 12 months to continue our originally planned expansion activities, however, we now plan to align our future expansions with our ability to generate positive cash flows from our current scallop crops and/or our ability to locate additional financing.  As a result of our failure to achieve positive cash flows in 2009, we will require additional capital to complete our expansion plans.  Additionally, management intends to place a greater emphasis on increasing scallop and other shellfish seed sales in 2009 and 2010 in order to generate additional cash that could be used in operations.  If we are unable to generate more cash from sales and/or financings, we may need to further modify our business plans.

Significant Accounting Policies

FASB Establishes Accounting Standards Codification ™

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Financial Accounting Standards Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our first-quarter 2010 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the acquired entities since their respective dates of acquisition.  All significant inter-company amounts have been eliminated.

Cash and equivalents

Cash and equivalents include cash and highly liquid short term market investments with  original maturity terms of three months or less.   We have not experienced any losses, in such accounts and believe it is not exposed to any significant credit risk on cash and cash equivalents.

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of its inventory for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable.  The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist.  The Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the inventory’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the inventory impairment is determined by management. Based on its analysis, the Company believes that impairment of $75,000 of the carrying value of its current inventory assets existed at August 31, 2009. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its long-lived assets and prevent future impairment.

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

Impairment of long-lived assets

We monitor the recoverability of long-lived assets, including property, plant and equipment, inventory and intangible assets, based upon estimates using factors such as expected future asset utilization, business climate, and undiscounted cash flows resulting from the use of the related assets or to be realized on sale. Our policy is to write down assets to the estimated net recoverable amount, in the period in which it is determined likely that the carrying amount of the asset will not be recoverable.  At August 31, 2009, management performed an undiscounted cash flow analysis of our long-lived assets ando determined that an impairment of $75,000 existed in carrying value our 2006 scallop year class inventory.   As such, the impairment of $75,000 was charged against operations during the year ended August 31, 2009.
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

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings.  All derivative financial instruments we held as of August 31, 2009, were not designated as hedges.

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

During the year ended August 31, 2009, one customer, Fanny Bay Oysters, accounted for 65% of our revenues, and we therefore are materially dependent upon Fanny Bay Oysters.   During the year ended August 31, 2008, three customers, Sea World Fisheries, Turning Point and Organic Ocean Seafood, Inc., individually accounted for 12%, 12% and 10% of our revenues, respectively.   These remain our customers; however we now sell through a single distributor, Fanny Bay Oysters.

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

Investments in Tenures as Compared to Estimated Market Value of Tenures

We currently carry our investment in Island Scallops’ tenures at $3,663.  This amount represents the initial carrying costs of certain tenures acquired by Island Scallops’ subsidiary.  These tenures do not expire until various dates ranging from 2021 – 2024, however, we believe that they have an indefinite useful life because renewal on expiration is anticipated.  The area available for shellfish aquaculture within Baynes Sound is fully subscribed, and as a result new tenures for new companies are not available through the Canadian Provincial application and review process.  The shellfish companies within the Sound are also well established and sales of tenures are quite rare, making the assessment of the market value for the Island Scallops tenures difficult.  Historical sales and government auction of tenures have received as much as $300,000 (CDN) for a small beach tenure (less than 4 acres) and $65,000 CDN) for a small deepwater tenure without infrastructure.  The few tenures on the market over the previous 36 months suggest that the current market value is approximately $10,000 to $25,000 (CDN) per acre.  Based on listings of tenures on the coast of British Columbia, discussions with local shellfish growers and individuals from the BC Assets and Land Corporation, and an independent appraisal (commissioned by Island Scallops in 2007) that estimated the value of 1018 acres of scallop tenures was estimated at approximately $8,600,000.  As a result of the recently approved tenure expansions from 1018 to 1270 acres the estimated market value of our overall tenures could be roughly as high as $10,600,000.  The estimated market value is based on the size, location and whether they are beach or deepwater in nature.   To further complicate the issue of value is the requirement for government approval for transfer of ownership of these tenures. Given the variable nature of the shellfish tenure markets, the lack of any recent sales, and ownership transfer issues, the actual value that we receive from the sale of a scallop farming tenure could vary significantly from these estimated values.  This non-ownership of ocean-farm land is the single largest impediment to  successful ocean farming in British Columbia.

Although we cannot determine the exact amount we would ultimately receive from the sale of our tenure(s), based upon the information stated above we expect to receive more than the carrying cost ($3,663) from such sale.  Accordingly, the carrying cost of our tenures is not indicative of their actual value.

Comparison of results for the fiscal year ended August 31, 2009, to the fiscal year ended August 31, 2008.

Revenues.  Revenues for the year August 31, 2009, were approximately $1,891,000.  We had revenues of approximately $1,584,000 for the year ended August 31, 2008.  This is an increase of approximately $307,000 or 19%.  If not for the recent improvement of the US dollar relative to the Canadian dollar for the twelve months ended August 31, 2009 (as compared to the same period in 2008), our overall sales increase would have been greater.  Revenue generated by scallops sales (only) increased almost 40% (in terms of Canadian dollars).  This increase in scallops sales represented almost 67% of our overall sales increase (in terms of Canadian dollars).  Although our overall volume of scallops sales increased over the previous fiscal year, our average price per scallop decreased slightly due to the agreement with Fanny Bay, however our administration and shipping cost decreased.    In our 2009 fiscal year, management also continued to place a greater emphasis on equipment sales to other aquaculture companies and continued their efforts to increase revenues generated from both scallop and shellfish seed sales. This resulted in increased seed sales and slightly increased equipment sales as compared to the previous fiscal year.  Management continued its emphasis on the development and production of larger scallop crops.  Management believes that our emphasis on expansion of future crops coupled with our new sales agreements will yield increased revenues in our 2010 fiscal year and beyond.

Gross loss. Gross loss for the year ended August 31, 2009 was approximately $686,000, an increase of approximately $207,000 as compared to gross loss of roughly $479,000, for the year ended August 31, 2008.  The increase in gross loss for the year ended August 31, 2009 (as compared to 2008) was attributable to increased cost of inventory and cost of scallop seed relative to the previous periods.  The increase in the cost of inventory (per scallop) was the result of certain inventory downgrades related to mortality and survivability issues that we believe we are correcting in future classes.   The increase in the cost of scallop seed inventory was the result of certain older inventory that was deemed too small for processing and was therefore sold as seed.  In addition, as of February 28, 2009, management performed an undiscounted cash flow analysis to determine that impairment of $75,000 existed in carrying value our 2006 scallop year class inventory.   As such, the impairment of $75,000 was charged against operations for 2009.

Although our gross loss increased for the year ended August 31, 2009, our gross loss actually slightly decreased (as compared to the previous period) for the second and third quarters of our 2009 fiscal year.  As such, despite the increase in gross loss for the year, we believe that we are beginning to capitalize on management’s continued focus on both the expansion and development of larger scallop crops and larger scallop yields for future years as well as an increased emphasis on seed sales.  Additionally, management is continuing to attempt to address issues that resulted in higher cost of inventory and seed costs.  Management believes that in the future our sales may continue to increase while costs of goods sold will only increase slightly. As a result, we are hopeful that our margins will improve in future years.  Despite our continuing losses, we are attempting to continue to focus resources on maintaining, developing and tending to our scallop crops and shellfish seed.  We believe that we have already seen the initial benefits in increased sales of our own scallops and increased seed sales and if we are able to locate adequate working capital that we can continue to see additional benefits from our efforts in developing larger crops and expanding our seed sales in the 2010 fiscal year and beyond.  If we are unable to locate adequate working capital and/or generate positive cash flow that can be used for overall business development, we may not be able to capitalize on recent developments and gross losses could further increase in future periods.

General and administrative.  General and administrative expenses for the year August 31, 2009, were approximately $1,641,000.  Our general and administrative expenses were approximately $3,185,000 for the year ended August 31, 2008.  This is a decrease of approximately $1,544,000 or 48%. This decrease was directly attributable to a reduction in stock option expense of roughly $1,596,000 as compared to 2008.  To date, we have already expensed the majority of the stock option costs related to the 5,892,000 outstanding options and are currently scheduled to only incur approximately an additional $21,000 through August 31, 2010.  Management expects that general and administrative expenses (excluding stock options expense) may slightly rise as we continue to expand our operations.  However, if adequate working capital is available, we believe that we now have the necessary general and administrative staff in place to maintain an expansion into scallop crops to more than 20 million.

Stock compensation and stock option expense.  During the year ended August 31, 2009, we had stock compensation expenses of $17,500.  During the year ended August 31, 2008, we had stock compensation expense of approximately $91,000.

We issued 3,300,000 new options during the year ended August 31, 2009.  As a result, we have stock option expense of roughly $185,000 for the year ended August 31, 2009.  We did not issue any new options during 2008.  However, due to options issued to employees, consultants and directors during 2007 and based upon the common stock trading price at the times of issuance, vesting schedules and FASB rules, we incurred stock option compensation expenses of approximately $1,781,000 during the year ended August 31, 2008.

Other income (expense), net.  Interest expense for the year ended August 31, 2009, was approximately $57,000.  Interest expense for the year ended August 31, 2008 was roughly $11,000. Other income for the year ended August 31, 2009, was approximately $120,000 as opposed to other expense of approximately $6,000 for the year ended August 31, 2008.

Net loss.  As a result of the above, the net loss for year ended August 31, 2009 was approximately $2,265,000 as compared to a net loss of approximately $3,681,000 for the year ended August 31, 2008.

Risk Factors

You should carefully consider the risks described below before making an investment in us.    All of these risks may impair our business operations.  If any of the following risks actually occur our business, financial condition or results of operations could be materially adversely affected.  In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Paralytic Shellfish Poisoning (PSP or red tide) is another concern when farming scallops.  The adductor muscle can be processed for sale to the traditional scallop meat market even when there is a PSP closure.  On the other hand, the live animal market is stopped by PSP toxicity.  Sewage Contamination (fecal coliform) is also monitored by the Canadian Food Inspection Agency (CFIA) to avoid this problem.  These types of contaminants do not threaten the crop, it only causes a temporary displacement to the marketing of the live product .  Island Scallops’ aquaculture is not without total risk; however, the development program over the last decade has reduced the risk of disease and increased the historical grow-out survival rate to 95% over the past six years.  Despite these advances, however, an outbreak of PSP, even if it did not affect Island Scallops’ stock, could have a depressive effect on the shellfish market in general, which could then adversely affect our business.

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

Starfish are a major predator of scallops, particularly in bottom culture.  If the hanging techniques are far enough from the bottom, even during extreme low tides, then this is not problematic.  Since starfish and crabs have a free-swimming larval stage as part of their life cycle, it is possible that these larvae can settle within the “grow-out” nets and settle there and prey on these scallops.  However, with proper husbandry techniques these effects can be minimized.

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

To increase our production capacity, we must expand our tenures.  However, expanding tenures requires local and national government approval, which can be a timely and costly process. Expansion of two of our tenures, Hindoo Creek and Deep Bay, was approved and the expansion of these sites is complete.  Another tenure, Bowser, was recently approved for partial conversion (one-third or 308 acres) to the off-bottom (suspended) culture and construction of this off bottom farm is now underway.    Our Denman tenure, although approved for expansion by all national government agencies, requires zoning approval from the local Islands Trust.   Our initial zoning application was denied, but we are considering our options for appeal.   The capacity to be gained by expanding the Denman tenure is small, but valuable nevertheless.  Based on our current estimates of near-term sales and capital costs of expanding our farms to increase future crop yields, we will require additional financings to continue our expansion.  As we have yet to raise additional capital and our sales have increased at a slower than expected pace, we have already scaled back some of our expansion plans and may have to further scale back the plans outlined herein.  If expansion of our tenures is denied or delayed due to lack of available funds, it will limit our production capacity.

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

Our success will depend, to a large degree, upon the efforts and abilities of our officers and key management employees such as Mr. Saunders, Ms. Lisa Vernon, Mr. Bruce Evans and Brenden Frehlich. The loss of the services of one or more of these or other key employees could have a material adverse effect on our operations. We currently maintain key man life insurance on Mr. Saunders for a value of $1,000,000.  We have an employment agreement with Mr. Saunders that expired in June 2008, but we are currently operating as if this employment agreement is still in effect while we discuss the terms of a new agreement with him. We do not maintain key man insurance for, nor do we currently have employment agreements with, any of our other key employees.  In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations.  Key employees will require a strong background in the marine aquaculture industry.  We cannot assure that we will be able to successfully attract and retain key personnel.

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

There are no hatchery/producer competitors in the scallop farming business in British Columbia.  The United States presently will not allow the farming of this hybrid species  in their waters, without an Environmental Review.   If new quarantine facilities are constructed in British Columbia or the United States this may have a material adverse affect on our business.

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

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our common stock, which is listed on the Over-the-Counter Bulletin Board, and there can be no assurance that a trading market will develop further or be maintained in the future.   During the month of November 2009, our common stock traded an average of approximately 1,500 shares per day.  As of December 9, 2009, the closing bid price of our common stock was $0.05 per share.  As of August 31, 2009, we had approximately 56 shareholders of record of our common stock, 13 shareholders of record of our Series A Preferred Stock, 3 shareholders of record of our Series B Preferred Stock, 2 shareholder of record of our Series C Preferred Stock and 9 shareholders of record of our Series D Preferred Stock not including shares held in street name.  In addition, during the past two years our common stock has had a trading range with a low price of $010 per share and a high price of $1.45 per share.

The market price of our common stock may be volatile.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock.  These factors may materially adversely affect the market price of our common stock, regardless of our performance.  In addition, the public stock markets have experienced extreme price and trading volume volatility.  This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies.  These broad market fluctuations may adversely affect the market price of our common stock.

The outstanding warrants may adversely affect us in the future and cause dilution to existing shareholders.

There are currently 802,285 warrants outstanding.  The terms of these warrants expire as early as 2010 and as late as 2011.  The exercise price of these warrants range from $1.15 to $2.25 per share, subject to adjustment in certain circumstances.  Exercise of the warrants may cause dilution in the interests of other shareholders as a result of the additional common stock that would be issued upon exercise.  In addition, sales of the shares of our common stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock.   Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants as well.

The outstanding options may adversely affect us in the future and cause dilution to existing shareholders.

There are currently 5,892,000 options outstanding.  The terms of these options expire as early as 2010 and as late as 2015.  The exercise price of these options range from $0.15 to $1.50 per share, subject to adjustment in certain circumstances.  Exercise of the options may cause dilution in the interests of other shareholders as a result of the additional common stock that would be issued upon exercise.  In addition, sales of the shares of our common stock issuable upon exercise of the options could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock.   Further, the terms on which we may obtain additional financing during the period any of the options remain outstanding may be adversely affected by the existence of these options as well.

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

Prior to the completion of our initial Preferred Stock Financing, working capital had been primarily financed with various forms of debt.  We have suffered operating losses since inception in our efforts to establish and execute our business strategy.  As of August 31, 2009, we had a cash balance of approximately $12,000.  After the completion of the recent Series D preferred financing, management believed that we had adequate funds to maintain our business operations into our 2009 fiscal year and/or until we become cash flow positive, but we continued to suffer operational losses in our 2009 and 2008 fiscal year. Until our operations are able to demonstrate and maintain positive cash flows, we may require additional working capital to fund our ongoing operations and execute our business strategy of expanding our operations.  In fact,  based on our current estimates of future sales and capital costs of expanding our farms in order to increase future crop yields, we will require additional financings to continue expand our operations.  Based on these factors, there is substantial doubt about our ability to continue as a going concern.

ITEM 8.               FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Ocean Smart, Inc. (formerly Edgewater Foods International, Inc.)
Qualicum Beach, British Columbia, Canada

We have audited the accompanying consolidated balance sheets of Ocean Smart, Inc. (the “Company”) as of August 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Smart, Inc. as of August 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
December 11, 2009

OCEAN SMART, INC.
(FORMERLY EDGEWATER FOODS INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2009 and 2008

	2009	2008

ASSETS

Current assets:
Cash	$12,356	$712,298
Accounts receivable, net	233,376	195,402
Inventory	553,311	1,290,702
Other current assets	52,056	80,011

Total current assets	851,099	2,278,413

Property, plant and equipment, net	3,350,709	3,982,336

Long-term inventory	1,075,463	986,327

Loans receivable, related party	-	114,079

Other assets	9,335	3,758

Total assets	$5,286,606	$7,364,913

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short term debt	$161,932	$109,648
Line of credit	75,194	124,766
Current portion of long term debt	354,318	396,885
Accounts payable and accrued liabilities	1,111,503	991,061

Total current liabilities	1,702,947	1,622,360

Long term debt, net current portion	598,306	548,004

Total liabilities	2,301,253	2,170,364

Commitments and contingencies
Stockholders' equity
Series A Preferred stock, par $0.001, 10,000,000	7,774	7,774
authorized, 7,773,998 issued and outstanding
at August 31, 2009 and 2008, respectively
Series B Preferred stock, par $0.001, 100	-	-
authorized, 207 issued and outstanding at
August 31, 2009 and 2008, respectively
Series C Preferred stock, par $0.001, 1,000,000	748	748
authorized, 747,870 issued and outstanding
at August 31, 2009 and 2008, respectively
Series D Preferred stock, par $0.001, 380,000	305	305
authorized, 304,558 issued and outstanding
at August 31, 2009 and 2008, respectively
Common stock, par $0.0001, 100,000,000 authorized,	2,592	2,448
25,920,296 and 24,479,150 issued and outstanding at
August 31, 2009 and 2008, respectively
Additional paid in capital	28,372,640	27,497,781
Accumulated deficit	(25,008,570)	(22,103,314)
Accumulated other comprehensive income (loss) -
foreign exchange adjustment	(390,136)	(211,193)

Total stockholders' equity	2,985,353	5,194,549

Total liabilities and stockholders' equity	$5,286,606	$7,364,913

See accompanying notes to consolidated financial statements

OCEAN SMART, INC.
(FORMERLY EDGEWATER FOODS INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 2009 and 2008

	2009	2008

Revenue	$1,890,536	$1,584,027
Cost of goods sold	2,576,938	2,062,758

Gross profit (loss)	(686,402)	(478,731)

Expenses:
General and administrative expenses	1,641,470	3,185,460

Total operating expenses	(1,641,470)	(3,185,460)

Loss from operations	(2,327,872)	(3,664,191)

Other income (expense):
Interest expense, net	(57,285)	(10,993)
Other income (expense)	120,304	(5,938)

Total other income (expense), net	63,019	(16,931)

Net loss	(2,264,853)	(3,681,122)

Dividend on preferred stock	(640,403)	(630,142)

Deemed dividend for beneficial
conversion feature	-	(163,386)

Deemed dividend for exchange of
warrants for series D preferred	-	(100,360)

Net loss applicable to
common shareholders	(2,905,256)	(4,575,010)

Foreign currency translation	(178,943)	(105,649)

Comprehensive loss	$(3,084,199)	$(4,680,659)

Net loss per Share
Basic and diluted	$(0.12)	$(0.19)

Weighted average shares outstanding
Basic and diluted	25,242,856	23,993,935
See accompanying notes to consolidated financial statements

OCEAN SMART, INC. (FORMERLY EDGEWATER FOODS INTERNATIONAL, INC.) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED AUGUST 31, 2000 and 2008

												Other Comprehensive
	Preferred Stock											Income -
	Series A		Series B		Series C		Series D		Common Stock		Additional Paid in	Foreign Exchange	Accumulated
	Number	Value	Number	Value	Number	Value	Number	Value	Number	Value	Capital	Adjustment	Deficit	Total
Balance at August 31, 2007	7,773,998	$7,774	207	$-	-	$-	-	$-	23,712,700	$2,371	$22,471,315	$(105,544)	$(17,528,303)	$4,847,613

Comprehensive loss
Net income (loss)													(3,681,122)	(3,681,122)
Foreign												(105,649)		(105,649)
Total comprehensive loss														(3,786,771)

Stock option expense											1,780,882			1,780,882

Stock Issued for services									85,000	9	90,591			90,600

Common stock issued for dividends									681,450	68	630,075		(630,143)	-

Preferred Series C Stock issued in connection with financing					747,870	748					799,900			800,648

Deemed Dividend											163,386		(163,386)	-

Preferred Series D Stock issued in connection with financing							37,500	38	-		1,461,539			1,461,577

Preferred Series D Stock issued in connection with warrant exchange							267,058	267	-		100,093		(100,360)	-

Balance at August 31, 2008	7,773,998	7,774	207	-	747,870	748	304,558	305	24,479,150	2,448	27,497,781	(211,193)	(22,103,314)	5,194,549

Comprehensive loss
Net income (loss)													(2,264,853)	(2,264,853)
Foreign												(178,943)		(178,943)
Total comprehensive loss														(2,443,796)

Stock issued in Granscal acquisition									400,000	40	31,960			32,000

Stock option expense											185,100			185,100

Stock Issued for services									150,000	15	17,485			17,500

Stock issued for dividends									891,146	89	640,314		(640,403)	-

Balance at August 31, 2009	7,773,998	$7,774	207	$-	747,870	$748	304,558	$305	25,920,296	$2,592	$28,372,640	$(390,136)	$(25,008,570)	$2,985,353

See accompanying notes to consolidated financial statements

OCEAN SMART, INC.
(FORMERLY EDGEWATER FOODS INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF CASHFLOWS
YEARS ENDED AUGUST 31, 2009 and 2008

	2009	2008

Cash flows from operating activities:

Net loss	$(2,264,853)	$(3,681,122)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	570,617	563,456
Stock option expense	185,100	1,780,882
Common stock issued for services	17,500	90,600
Inventory impairment	75,000	-

Changes in current assets and liabilities:
Accounts receivable	(37,974)	(121,979)
Prepaid expenses	27,955	-
Other current assets	-	(18,769)
Loan receivable, related party	117,624	(31,819)
Inventory	472,804	(449,516)
Accounts payable	123,447	269,769

Net cash used in operating activities	(712,780)	(1,598,498)

Cash flows from investing activities:
Other assets	(5,672)	-
Purchase of property, plant and equipment	(84,179)	(1,592,581)

Net cash used in investing activities	(89,851)	(1,592,581)

Cash flows from financing activities:

Net proceeds (payments) from line of credit	(42,591)	131,917
Proceeds from short term debt	41,293	-
Payment of short term debt	(45,444)	(821)
Proceeds from long term debt	84,895	29,798
Payment of long term debt	-	(114,224)
Common stock issued for cash	-	-
Proceeds from exercise of warrants	-	-
Preferred stock issued for cash	-	2,262,225

Net cash provided (used in) by financing activities	38,153	2,308,895

Foreign currency translation effect	64,536	(62,386)

Net decrease in cash	(699,942)	(944,570)

Cash, beginning of period	712,298	1,656,868

Cash, end of period	$12,356	$712,298

Supplemental disclosure of cash flow information

Non cash transactions
Acquisition of Granscal	$85,759	$-
Issuance of stock for dividends	$640,403	$630,142

Net cash paid
Interest	$-	$42,059
Income taxes	$-	$-

See accompanying notes to consolidated financial statements

OCEAN SMART, INC.
(FORMERLY EDGEWATER FOODS INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation, Organization and Nature of Operations

Ocean Smart, Inc. (or “Ocean Smart” formerly Edgewater Foods International, Inc.), a Nevada Corporation, is the parent company of Island Scallops Ltd., a Vancouver Island aquaculture company. Island Scallops was established in 1989 and for over 20 years has operated a scallop farming and marine hatchery business. Island Scallops is dedicated to the farming, processing and marketing of high quality, high value marine species (scallops).

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

We have evaluated subsequent events through December 11, 2009, the date the financial statements were available to be issued.

Note 2.  Going Concern

Prior to the completion of our initial Preferred Stock Financing, working capital had been primarily financed with various forms of debt.  We have suffered operating losses since inception in our efforts to establish and execute our business strategy.  As of August 31, 2009, we had a cash balance of approximately $12,000.  After the completion of the recent Series D preferred financing (see Note 13 – Series D Preferred Stock Financing for additional information), management believed that we had adequate funds to maintain our business operations into our 2010 fiscal year and/or until we become cash flow positive, but we continued to suffer operational losses in our 2009 and 2008 fiscal years. Until our operations are able to demonstrate and maintain positive cash flows, we may require additional working capital to fund our ongoing operations and execute our business strategy of expanding our operations.  In fact,   based on our current estimates of future sales and capital costs of expanding our farms in order to increase future crop yields, we will require additional financings to continue expand our operations.  Based on these factors, there is substantial doubt about our ability to continue as a going concern.

Note 3.  Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the acquired entities since their respective dates of acquisition.  All significant inter-company amounts have been eliminated.

Cash and equivalents

Cash and equivalents include cash and highly liquid short term market investments with  original maturity terms of three months or less.   We have not experienced any losses, in such accounts and believe it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts receivable

Accounts receivable is presented  net of $392 allowance for doubtful accounts.  The allowance for doubtful accounts reflects estimates of probable losses in accounts receivable.  The allowance is determined based on balances outstanding for over 90 days at the period end date, historical experience and other current information.

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of its inventory for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable.  The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist.  The Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the inventory’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the inventory impairment is determined by management. Based on its analysis, the Company believes that impairment of $75,000 of the carrying value of its current inventory assets existed at August 31, 2009. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue or allow the Company to realize the value of its long-lived assets and prevent future impairment.

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

Property, plant, and equipment

Property, plant and equipment are carried at cost, less accumulated depreciation.  Depreciation is included with general and administrative expenses and in some cases cost of goods sold in the accompanying statement of operations and calculated by using the straight-line method for financial reporting.  The recovery classifications for these assets are listed as follows:

Years
Facility and operating plant	20
Manufacturing equipment	3–7
Furniture and fixtures	2–7
Office equipment	5
Leasehold improvements	Life of lease
Property and equipment	5
Vehicles	5

Expenditures for maintenance and repairs are charged against income as incurred whereas major improvements are capitalized.

Impairment of long-lived assets

We monitor the recoverability of long-lived assets, including property, plant and equipment, inventory and intangible assets, based upon estimates using factors such as expected future asset utilization, business climate, and undiscounted cash flows resulting from the use of the related assets or to be realized on sale. Our policy is to write down assets to the estimated net recoverable amount, in the period in which it is determined likely that the carrying amount of the asset will not be recoverable.  At August 31, 2009, management performed an undiscounted cash flow analysis to determine that impairment of $75,000 existed in carrying value our 2006 scallop year class inventory.   As such, the impairment of $75,000 was charged against operations during the year ended August 31, 2009.

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

Financial instruments

The carrying amount of our financial instruments, which includes cash, accounts receivable, loans receivable, accounts payable and accrued liabilities, short term debt, shareholder debt, and long term debt, approximate fair value based on either i) the short-term nature of the instrument or ii) the reasonableness of the interest rate as compared to market rates for the long-term instruments. Nonfinancial assets and liabilities that the Company measures at fair value on a non-recurring basis consist primarily of property and equipment, goodwill, and intangible assets, which are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). It is management’s opinion that we are not exposed to significant interest, currency or credit risk arising from these financial instruments unless otherwise noted.

Fair value

Effective September 1, 2008, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to fair value accounting. This guidance defines fair value as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Examples of the assets carried at Level 1 fair value generally are equities listed in active markets and investments in publicly traded mutual funds with quoted market prices.

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the asset/liability’s anticipated life.

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of a security, whether the security is new and not yet established in the marketplace, and other characteristics particular to a transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. When observable prices are not available, the Company either uses implied pricing from similar instruments or valuation models based on net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors. Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those it believes market participants would use in pricing the asset or liability at the measurement date. As noted above the Company’s financial instruments approximate their fair value due to the short-term nature of these instruments.

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

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings.  All derivative financial instruments we held as of August 31, 2009 and 2008 were not designated as hedges.

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

During the year ended August 31, 2009, one customer, Fanny Bay Oysters, accounted for 65% of our revenues and we therefore are materially dependent upon Fanny Bay Oysters.   During the year ended August 31, 2008, three customers, Sea World Fisheries, Turning Point and Organic Ocean Seafood, Inc., individually accounted for 12%, 12% and 10% of our revenues, respectively.   These remain our customers; however we now sell through a single distributor, Fanny Bay Oysters.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Year ending August 31, 2009	Year ending August 31, 2008
Numerator:
Net income (loss) applicable to common shareholders	$(2,905,256)	$(4,575,010)

Denominator:	--	--
Denominator for basic net income per share:	25,242,856	23,993,935

Weighted average dilutive potential common shares

Series A Preferred Stock	-	-
Series B Preferred Stock	-	-
Series C Preferred Stock	-	-
Series D Preferred Stock	-	-
Options and warrants	-	-

Denominator for diluted net income per share	25,242,856	23,993,935

Basic net income (loss) per share	$(0.12)	$(0.19)

Diluted net income (loss) per share	$(0.12)	$(0.19)

The treasury stock effect of options and warrants to purchase shares of common stock outstanding at August 31, 2009 and 2008 has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for the year ending August 31, 2009 and 2008 presented are identical.

Recent accounting pronouncements

FASB Establishes Accounting Standards Codification ™

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Financial Accounting Standards Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our first quarter 2010 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008. Nonfinancial assets and liabilities that the Company measures at fair value on a non-recurring basis consist primarily of property and equipment, goodwill, and intangible assets, which are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The adoption of FSP FAS 157-2 did not have a material impact on the Company’s consolidated financial statements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, effective for financial statements issued for interim and annual periods ending after June 15, 2009, which requires us to disclose the date through which we have evaluated subsequent events and whether the date corresponds with the release of our financial statements.  (See Note 1)

Note 4.  Property, Plant and Equipment

Property, plant and equipment at August 31, 2009, consisted of the following:

	Cost	Accumulated Amortization	Net Book Value

Land	$230,769	$-	$230,769
Buildings	1,140,463	(336,343)	804,120
Seawater piping and tanks	625,380	(362,253)	263,127
Boats and barge	609,041	(234,883)	374,158
Field equipment	3,436,826	(1,846,360)	1,590,466
Office equipment	23,735	(15,777)	7,958
Vehicles	140,497	(64,578)	75,919
Computer equipment	55,178	(50,986)	4,192

	$6,261,889	$(2,911,180)	$3,350,709

Depreciation expense for the years ended August 31, 2009 was approximately $571,000.

Property, plant and equipment at August 31, 2008, consisted of the following:

	Cost	Accumulated Amortization	Net Book Value

Land	$236,731	$-	$236,731
Buildings	1,161,108	(294,883)	866,225
Seawater piping and tanks	641,535	(339,478)	302,057
Boats and barge	620,431	(187,385)	433,046
Field equipment	3,496,702	(1,444,566)	2,052,136
Office equipment	24,348	(14,960)	9,388
Vehicles	100,523	(49,520)	51,003
Computer equipment	55,924	(24,174)	31,750

	$6,337,302	$(2,354,966)	$3,982,336

Depreciation expense for the years ended August 31, 2008 was approximately $563,000.

Note 5.  Acquisition of Granscal

Granscal Tenure

On October 31, 2008, the Company finalized a Share Exchange Agreement with Granscal Sea Farms Ltd., a Kanish Bay Company and Granscal’s sole shareholder.  Pursuant to the Agreement, Granscal’s sole shareholder assigned and transferred all of his Granscal shares to Island Scallop in exchange for: (i) 400,000 restricted shares of our common stock; (ii) a sum equal to 50% of the gross revenue Island Scallops earns on account of the sale of Granscal’s 2004, 2005 and 2006 brood year inventory currently in the water – to be paid when Island Scallops consummates the sale of inventory; and (iii) an aggregate cash fee of CDN$30,000.  Pursuant to the Agreement; Island Scallops also agreed to pay the CDN$35,000 that Granscal owes to the Bank of Montreal.  The 400,000 shares issued were valued at $0.08 per share, the closing bid of our common stock on the date the merger closed.  Therefore, total aggregate value of the shares recognized by the company was $32,000.

The CDN$30,000 cash fee shall be paid in CDN$5,000 monthly installments beginning on September 30, 2008 and continuing until the cash fee is fully paid.  The cash fee is secured by a Promissory Note between Island Scallop and Granscal’s sole shareholder, who is also Granscal’s Chief Executive Officer.  The Promissory Note does not contain any interest, but is immediately due and payable if Island Scallop remains in default of the Promissory Note after a 10 day cure period.  The note is currently in default, but the note holder has not taken further action to enforce payment of the arrears liability and we are currently working to modify repayment terms.

Note 6.  Related Party Transactions

At August 31, 2008, we had five secured non-interest notes receivable from RKS Laboratories, Inc., a Vancouver research and development company that is working towards developing superior strains of scallops with beneficial traits such as higher meat yield and rapid growth, totaling $114,079.  Robert Saunders, our President and CEO, owns 100% of RKS.

Note 7.  Investments in Tenures

Ocean Smart carries its Investment in Tenures at $3,663 and $3,758 at August 31, 2009 and 2008, respectively.  This amount represents the carrying costs of certain shellfish tenures acquired by Island Scallops’ subsidiaries.  Shellfish tenures are government-granted rights allowing limited use of offshore waters for the purposes of cultivation of shellfish.  The granting of shellfish tenure rights are the responsibility of the Provincial (British Columbia) Government.   The Shellfish tenures held by Ocean Smart and our subsidiaries have expiration dates ranging from 2021 to 2024.

These tenures are considered to have an indefinite useful life because renewal on expiration is anticipated, and are not subject to amortization.

Note 8.  Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities are balances outstanding related to credit cards held in the name(s) of our shareholders totaling $62,539 and $33,292 at August 31, 2009 and 2008, respectively.  We used these credit cards as a means of short term financing and incur interest charges on such unpaid balances.

Included in accounts payable and accrued liabilities at August 31, 2009 and 2008 is $144,303 and $95,065 of principal due and interest accrued in respect to the loan from the National Research Council of Canada Industrial Research Assistance Program (see Note 11 – Long Term Debt for additional information).

Note 9.  Short Term Debt

Included in short-term debt at August 31, 2009 and 2008, are estimated royalties of US$60,948 and US$62,522 payable to a third party from whom the former sole shareholder of Island Scallops originally acquired the shares of Island Scallops.  The 1992 share purchase agreement (for Island Scallops) provided that the third party was to receive 3% of revenues from Island Scallops as earned, on a quarterly basis, throughout the period from December 1, 1992 to November 30, 2002.  The third party holds a first charge (or first lien) over our inventory (including broodstock) in the amount of CDN$350,000 in support of its royalty entitlement.  The third party has not taken further action to enforce payment of the arrears liability.  To date, we have accrued the entire balance of US$60,948 as a current liability and we plan to pay it with available funds in the near future.

Included in short-term notes payable at August 31, 2009 and 2008, is an unsecured non-interest bearing demand loan payable to an individual with a face value of US$45,939 and  US$47,126 with no specific terms of repayment.  However, the lender had previously informally requested that the loan be repaid in full by October 6, 2008. The individual has not taken further action to enforce payment of the arrears liability.

Included in short-term debt at August 31, 2009 is US$13,736 secured by a Promissory Note between Island Scallop and Granscal’s sole shareholder, who is also Granscal’s Chief Executive Officer.  The Promissory Note does not contain any interest, but is immediately due and payable if Island Scallop remains in default of the Promissory Note after a 10 day cure period (see Note 5 - Acquisition of Granscal for additional information).  Also included in short-term debt at August 31, 2009 is an auto loan for US$41,309.  The loan is repayable at US$328 (CDN$356) per month and has an interest rate of 8.55%.

Note 10.  Line of Credit

Included in line of credit at August 31, 2009 is a bank line of credit.  The line is a US$76,000 bank line of credit for Island Scallops.  The interest rate on the line of credit is 12% as of August 31, 2009 and the balance due is US$75,194.

Included in line of credit at August 31, 2008 are two bank lines of credit.  The first line is a $78,000 bank line of credit for Island Scallops.  The interest rate on the line of credit is 7.5% as of August 31, 2008.  At August 31, 2008, the balance due is US$77,795. The second line was for US50,000 bank line of credit for Island Scallops.  The interest rate on the line of credit is 6.5% as of August 31, 2008.  At August 31, 2008, the balance due is US$46,971.  This second line of credit was subject to a personal guarantee by our Chairman and CEO, Robert Saunders.

Note 11. Long Term Debt

These consolidated financial statements include a Western Diversification Program non-interest bearing loan to Island Scallops that originally required repayment equal to 12% of gross revenues from our scallop sales, payable semi-annually, with no specified due date.  The repayment terms have been formally amended several times.  Most recently, as of February 28, 2009, we reached an agreement with the Western Diversification Program to revise the repayment terms of the remaining balance of $392,154 (representing $141,902 overdue and a balance of $250,252).  Beginning February 28, 2009, we began repaying the overdue amount at rate of $916 (CDN$1,000) per month through December 31, 2009.  Commencing January 31, 2010, we will begin paying $4,579 (CDN$5,000) per month towards the overdue balance.  Starting January 31, 2011, our monthly repayment amount will be the greater of 4% of Island Scallops’ gross monthly revenues or $9,158 (CDN$10,000) per month.  Under the terms of the modified agreement, the overdue amount will also bear interest at an annual rate of 3%.  Starting January 31, 2012, we will begin repaying the balance of $250,252 at the greater of 4% of Island Scallops gross monthly revenues or $9,158 (CDN$10,000) per month.  At August 31, 2009, the balance due is $388,428, of which US$138,107 is reflected in the current portion of long term debt and the remaining balance of US$250,321 is reflected as long term debt.

These consolidated financial statements include Island Scallops’ unsecured loan from the National Research Council of Canada Industrial Research Assistance Program which requires quarterly payments commencing March 1, 2003 equal to 3% of gross revenues of Island Scallops until the earlier of full repayment or December 1, 2012.  If at December 1, 2012, Island Scallops has not earned sufficient revenues to repay the original loan amount, the remaining portion of the loan is to be forgiven.  Amounts currently due at August 31, 2009, bear interest at a rate of 1% per month.  At August 31, 2009, Island Scallops is in arrears in respect to the payment of these amounts.  The National Council of Canada Industrial Research Assistance Program has requested payment of the $144,303 that they claim is owed under this loan agreement.  As such, at August 31, 2009, US$144,303 is included in accounts payable and accrued liabilities and the remaining principal balance of US$216,211 is reflected in the current portion of long term debt. We are seeking to renegotiate the repayment terms with NRC.

These consolidated financial statements include Island Scallop’s mortgage loan repayable at $3,045 (CDN$3,325 per month (interest only calculated at 10.5% per annum).  The loan is secured by a first charge on the real property of Island Scallops. At August 31, 2009, the principal due is $347,985.

As a result, at August 31, 2009, we had $952,624 of long-term debt less a current portion of $354,318 for a balance of $598,306.  Principal payments due within each of the next five fiscal years and subsequently, in respect to long term debt are approximately as follows:

2010	$354,318
2011	109,890
2012	109,890
2013	30,541
2014	-
2015 and beyond	347,985

$952,624

Note 12.  Series C Preferred Stock Financing

We completed a private equity financing of $897,444 on November 5, 2007, with one accredited investor.  Net proceeds from the offering are approximately $801,000.  As part of this financing, the investor returned the Series J Warrant, Series D Warrant, Series E Warrant and Series F Warrant that they received as a result of our Series B financing completed on January 16, 2007.  Pursuant to this financing, we issued 747,870 shares of our Series C Preferred Stock,  par value $0.001 per share and the investor also received one of each of the following warrants: (i) Series A Warrant, (ii) Series B Warrant, (iii) Series C Warrant, (iv) Series J Warrant, (v) Series D Warrant, (vi) Series E Warrant, and (vii) Series F Warrant, each to purchase a number of shares of common stock equal to fifty percent (50%) of the number of shares of common stock issuable upon conversion of the purchaser’s preferred stock, except for the Series J Warrants, which shall entitle the investor to purchase a number of shares of our Series C Preferred Stock equal to one hundred percent (100%) of the number of Series C Preferred Stock it received in the financing.  Each of the Warrants has a term of 5 years, except for the Series J Warrants, which have a term of 1 year.  Each share of the preferred stock is convertible into one fully paid and nonassessable share of our common stock at an initial conversion price of $1.20, subject to adjustment.  We were obligated to file a registration statement on or before December 5, 2007 providing for the resale of the shares of common stock issuable upon conversion of the preferred stock and the shares of common stock underlying the Warrants and underlying the preferred stock issuable upon exercise of the Warrants.  In connection with the financing, our management agreed not to sell any of our securities owned by them, their affiliates or anyone they have influence over until the registration statement has been effective for nine months.    In connection with the financing, a deemed dividend was recorded for $163,386 based on the relative fair values of the preferred shares and warrants.

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

Note 13.  Series D Preferred Stock Financing

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

Note 14.  Preferred Stock Dividends

Preferred Stock Dividends Issued in Fiscal Year Ending August 31, 2008

Date	Preferred Stock	Common Shares Issued	Dividend Value

12/31/2007	Series A	172,750	$ 223,500
12/31/2007	Series B	45,999	$ 62,600
12/31/2007	Series C	17,883	$ 24,300

6/30/2008	Series A	322,228	$ 231,100
6/30/2008	Series B	85,515	$ 61,800
6/30/2008	Series C	37,075	$ 26,800

Preferred Stock Dividends Issued in Fiscal Year Ending August 31, 2009

Date	Preferred Stock	Common Shares Issued	Dividend Value

12/31/2008	Series A	324,691	$ 232,900
12/31/2008	Series B	86,454	$ 62,500
12/31/2008	Series C	37,482	$ 27,000

6/30/2009	Series A	320,269	$ 229,700
6/30/2009	Series B	85,278	$ 61,600
6/30/2009	Series C	36,972	$ 26,700

Note 15.  Contingent Liabilities

Neither we nor our wholly owned subsidiary maintain insurance covering the replacement of our inventory. Consequently, we are exposed to financial losses or failure as a result of this risk.

Note 16.  Income Taxes

We did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because we have experienced operating losses since inception.  We have provided a full valuation allowance on the deferred tax asset, consisting primarily of unclaimed research and development expenditures, because of uncertainty regarding our ability to realize the benefit.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at August 31, 2009 and 2008 are as follows:

	August 31,	August 31,
	2009	2008
Deferred tax asset attributable to:
Net operating loss carryover	$5,330,000	$4,386,000
Less, valuation allowance	(5,330,000)	(4,386,000)
Total net deferred tax asset	$-	$-

We follow Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” SFAS No. 109 requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management has determined that a valuation allowance of approximately $5,330,000 and $4,386,000 at August 31, 2009 and 2008 is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized.  The change in valuation allowance for 2009 and 2008 was approximately $946,000 and $845,000 respectively.

At August 31, 2009, and 2008 we had net operating loss carry forwards amounting to approximately $11,359,000 and $9,296,000 for U.S. and Canadian tax purposes, respectively, that expires in various amounts beginning in 2010 and 2009 in the U.S. and Canada, respectively.

The federal statutory tax rate reconciled to the effective tax rate for 2009 and 2008 are as follows:

	2009	2008
Tax at U.S. statutory rate	34.0%	34%
State tax rate, net of federal benefits	0.0	0.0
Foreign tax rate in excess of U.S. statutory rate	17.6%	17.6%
Change in valuation allowance	(51.6%)	(51.6%)
Effective tax rate	0.0%	0.0%

Note 17.  Stock Compensation, Stock Option and Warrants

Stock Compensation in Fiscal Year Ending August 31, 2008

Date	Shareholder	Common Shares Issued	Value

10/31/2007	Pacific Crab Seafood	25,000	$ 32,000
11/30/2007	Pacific Crab Seafood	5,000	$ 6,250
1/1/2008	Pacific Crab Seafood	5,000	$ 6,750
2/1/2008	Pacific Crab Seafood	5,000	$ 4,900
3/4/2008	Pacific Crab Seafood	5,000	$ 4,750
1/1/2008	Pacific Crab Seafood	5,000	$ 4,750
1/1/2008	Consulting for Strategic Growth	25,000	$ 23,750
5/19/2008	Pacific Crab Seafood	5,000	$ 4,000
6/20/2008	Pacific Crab Seafood	5,000	$ 4,000

Stock Compensation in Fiscal Year Ending August 31, 2009

Date	Shareholder	Common Shares Issued	Value

1/1/2009	Leslie Romough	400,000	$ 32,000
3/1/2009	International Consulting Company S.A	50,000	$ 9,500
3/23/2009	Gallatin Consulting, Inc	100,000	$ 8,000

Stock Options

In August 2005, our Board of Directors approved the “Edgewater Foods International 2005 Equity Incentive Plan.” The Board of Directors reserved 5,000,000 shares of our common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants to Ocean Smart. As of August 31, 2009, our Board of Directors had authorized the issuance of 2,992,000 options to employees.

During the years ended August 31, 2009 and 2008, $185,100 and $1,780,882 in stock option expenses were recognized respectively.  An additional, $5,363 will be recognized in the three month period ending November 30, 2009.

Stock option activity during the period ending August 31, 2009 and 2008, was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 31, 2007	2,962,000	$1.26
Granted	30,000	1.21
Exercised	--	--
Forfeited	(400,000)	1.50
Expired	--	--
Outstanding, August 31, 2008	2,592,000	1.23
Granted	3,300,000	0.86
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding, August 31, 2009	5,892,000	$1.03
Exercisable, August 31, 2009	5,892,000	$1.03

At August 31, 2009, 62,000 of the exercisable options expire in August 2010, 3,200,000 of the exercisable options expire in March 2012, 190,000 of exercisable options expire in April of 2012, 2,090,000 of the exercisable options expire in August 2012 with the remaining balance of 220,000 having an expiration date of August 2015.

Warrant activity during the period ending August 31, 2009 and 2008, was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, August 31, 2007	28,086,252	$1.75
Granted	3,028,873	2.00
Exercised	--	--
Forfeited	--	--
Returned and exchanged	(29,428,826)	1.75
Expired	(304,347)	1.30
Outstanding, August 31, 2008	1,381,952	1.33
Granted	--	--
Exercised	--	--
Forfeited	--	--
Returned and exchanged	--	--
Expired	(578,667)	0.56
Outstanding, August 31, 2009	803,285	$1.88
Exercisable, August 31, 2009	803,285	$1.88

At August 31, 2009, if all options and warrants were exercised and all shares of preferred stock were converted, the company would have 58,908,486 shares of common stock outstanding.

Note 18.  Board of Directors Reorganization

Since we were unable to meet certain performance targets as set forth in the Series D Convertible Preferred Stock Purchase Agreement, Series D Preferred Stockholders invoked their right to demand that our Board of Directors be reduced from seven members to five members and their right to appoint a majority of such directors.  We held a special board meeting on May 21, 2009, during which the Board approved reducing our board to five members and appointing the two Series D nominees, Christopher Wall and Michael Ross to our Board; the Board also resolved that Mr. Robert Saunders, our CEO, Mr. Michael Boswell, our Acting CAO and Javier Idrovo will remain on the Board.

Note 19. Commitments and Contingencies

Corporate Offices

For the fiscal year ended August 31, 2008, our U.S. corporate office was located at 400 Professional Drive, Suite 310, Gaithersburg, Maryland 20878.  This space was provided on a rent free basis by one of our shareholders.  As a result, we did not recognize rental expense in the fiscal year.

Employment Agreements

We entered into an employment agreement with Mr. Robert Saunders as our Chairman and President effective on June 29, 2005.  Subsequently in August 2005, Mr. Saunders was appointed CEO by our Board of Directors.  Mr. Saunders will serve at the pleasure of the Board of Directors.  For serving as President, Mr. Saunders’ compensation will be US $60,000 per annum.  Additionally, we agreed to grant Mr. Saunders a signing bonus of US $150,000 to be paid on closing of at least US $3,500,000 in third party financing and increase his compensation to $120,000 per annum if we receive at least US $5,000,000 in outside funding.  After the completion of our Series A Preferred Stock Financing, Mr. Saunders was due the signing bonus of $150,000 and a monthly salary of $10,000 per month beginning in August 2006. However, Mr. Saunders agreed to reduce his monthly salary to $5,000 per month until such time that we become significantly cash flow positive for its operations.   As of August 31, 2008 we had paid Mr. Saunders $100,000 of the $150,000 bonus that was due under the terms of the agreement.  Additionally, we are currently discussing possible restructuring/payment terms of the accrued salary of  $250,000 as of August 31, 2009 until such time that we become significantly cash flow positive for its operations.  As of August 31, 2009, the term of the initial employment agreement had expired and we are currently discussing finalizing a new employment agreement.  Until a new agreement is completed, we will continue to operate under the terms of this agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A.                      CONTROLS AND PROCEDURES

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

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in the Company's reports filed with the Securities and Exchange Commission under the Securities Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the Acting CAO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) the Company's transactions are properly authorized, (ii) the Company’s assets are safeguarded against unauthorized or improper use, and (iii) the Company's transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principles generally accepted in the United States.

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

Conclusions

Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and Acting CAO concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to us is made known to management, including the CEO and Acting CAO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

Management’s Report on Internal Controls Over Financial Reporting

Board of Directors and Ocean Smart, Inc.:

The Management of Ocean Smart, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that  receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements, and (iv) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that, as of August 31, 2009, Ocean Smart, Inc. maintained effective internal control over financial reporting.

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

OCEAN SMART, INC

/s/  Robert Saunders
Robert Saunders
Chief Executive Officer

PART III.

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and text set forth the names and ages of all directors and executive officers as of November 28, 2008. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders, which is anticipated to be held in February __, 2010, and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Dr. Kristina Miller, our Chief Scientific Advisor is the wife of Robert Saunders, our Chairman, CEO and President; otherwise, there are no family relationships among our directors and executive officers. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position
Robert Saunders	56	CEO and President
Javier Idrovo	41	Director
Michael Boswell	40	Director, Acting Chief accounting Office
Christopher Wall	37	Chairman
Michael Ross	41	Director

Robert Saunders,  CEO and President. Mr. Saunders has directed all research and development efforts at Island Scallops since its establishment.  After studying for his B.Sc. at the University of British Columbia in the early 1970's, Mr. Saunders has worked exclusively in the aquaculture research and development field.  His efforts have primarily involved designing and implementing innovative culture technology and methods for new aquaculture species in British Columbia.  Mr. Saunders has direct experience with managing projects similar to the type proposed, such as developing the hatchery technology for producing the Japanese scallop and the development of sablefish aquaculture.

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

Michael Boswell, Director and Acting Chief Accounting Officer. Mr. Boswell is a co-founder and member in TriPoint Capital Advisors, LLC, a boutique merchant bank focused on small and mid-sized growth companies and a co founder of the TriPoint family of companies. Mr. Boswell provides high-level financial services to start-up businesses and small to mid-sized companies. Mr. Boswell is currently a member of the board of directors and chairman of the audit committee of Radiant Pharmaceutical, Inc. (AMEX: RPC), a publicly held biotechnology firm.  Mr. Boswell is also currently a director of Global Growth Acquisition Corp. 1, a Cayman Islands corporation. Mr. Boswell holds the Series 24, 82 and 63 licenses and is also President, COO and Chief Compliance Officer of TriPoint Global Equities, LLC, a FINRA member firm.  Prior to the founding of TriPoint, Mr. Boswell had a number of executive positions focusing on business development and management consulting. Mr. Boswell also spent eight years as a senior analyst and/or senior engineer for various branches of the United States Government. He earned a MBA from John Hopkins University and a BS degree in Mechanical Engineering from University of Maryland.

Christopher Wall, Chairman.   Mr. Wall is Chairman of the Board of Ocean Smart. Additionally, he currently handles assessment, restructuring and recapitalization, monitoring and sale of distressed portfolio assets at Vision Capital Advisors, a New York based Hedge fund with over $900 million in assets under management. Prior to joining Vision, he was Director of Corporate Development for Organica AG, Director of Business Development for Harbor Technology Group, and an Associate for Scient Corp. Mr. Wall has a B.A. in Philosophy and Economics from Columbia University. He serves as a Director on the Board of 4 Elements, Inc and; he is also Chairman of the Board Halo Technology Holdings.

Michael Ross, Director.  Michael Ross is President of Joseph Capital and of Berkeley Financial, and has experience from several bulge bracket institutions.

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

Dr. Kristina M. Miller, Chief Scientific Advisor.   Dr. Miller is currently Head of the Molecular Genetics Section in the Pacific Region for the Department of Fisheries and Oceans, Canada (DFO).   She has been a research scientist at DFO since obtaining her PhD in Biological Sciences from Stanford University in 1992.  The Molecular Genetics section she oversees contains a staff of 26, including scientists, biologists, computer analysts and research technicians.  Dr. Miller conducts research on the genetic composition, adaptation, immunity and physiology of wild and domesticated fish and shellfish species using both molecular and genomic approaches.  She has been a leader in the development of molecular technologies to aid in the conservation and management of aquatic resources.  In the past 10 years, she has published over 40 scientific peer-reviewed journal manuscripts, and her group has been the focus of numerous magazine and newspaper articles.  Dr. Miller brings a strong scientific component to the management of Ocean Smart, Inc., and she will serve as Chief Scientific Advisor.  In addition to her PhD, Dr. Miller received a BSc in Zoology from University of California, Davis in 1983, and a MSc in Biology from University of British Columbia in 1986.  Dr. Miller is Robert Saunders, our Chairman, CEO and President’s wife.

We currently have three committees appointed by our Board of Directors:

•	Acquisition/Business Opportunity Committee which is comprised of Javier Idrovo, Michael Ross and Christopher Wall.

•	Audit/Finance Committee which is comprised of Michael Boswell (Chair), Javier Idrovo and Michael Ross.

•	Compensation Committee which is comprised of Javier Idrovo, Michael Ross and Christopher Wall.

Audit Committee and Financial Expert

We have an Audit/ Finance Committee as specified in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, composed of Michael Boswell (Chair), Javier Idrovo and Michael Ross.  The Audit/Finance  Committee focuses its efforts on assisting our Board of Directors to fulfill its oversight responsibilities with respect to our:

       ●          Quarterly and annual consolidated financial statements and financial information filed with the Securities and Exchange Commission;

       ●          System of internal controls;

       ●          Financial accounting principles and policies;

       ●          Internal and external audit processes; and

       ●          Regulatory compliance programs.

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

Audit Committee Financial Expert

Michael Boswell is our Audit Committee Financial Expert, as that term is defined in Item 407 of Regulation S-B and the Board has determined that Mr. Boswell is not independent, as that term is defined in Section 121 of the American Stock Exchange’s Listing Standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.  Mr. Boswell’s qualifications as an audit committee financial expert are described in his biography above.

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

Based on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2009.

Code of ethics

On August 3, 2005, we adopted a code of ethics that applies to our Chief Executive Officer and Principal Financial and Accounting Officer.  You may obtain a copy of any of our codes of ethics at no cost, by written request to Ocean Smart, Inc., 5552 West Island Highway, Qualicum Beach, British Columbia, Canada V9K 2C8; or, by oral request at: (250) 757-9811.

ITEM 11.               EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)
(a)	(b)	(c)	(d)	(e)	(f)
Robert Saunders Chief Executive Officer	2009	60,000 (1)	0	0	0 (3)
Robert Saunders Chief Executive Officer	2008	60,000 (1)	0	0	227,164 (3)
Michael Boswell Acting Chief Accounting Officer	2009	0 (2)	0	0	0 (3)
Michael Boswell Acting Chief Accounting Officer	2008	0 (2)	0	0	295,317 (3)

Name and Principal Position	Year	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation	Total ($)
(a)	(b)	(g)	(h)	(i)	(j)
Robert Saunders Chief Executive Officer	2009	0	0	[ ]	60,000
Robert Saunders Chief Executive Officer	2008	0	0	0	287,164
Michael Boswell Acting Chief Accounting Officer	2009	0	0	0	0
Michael Boswell Acting Chief Accounting Officer	2008	0	0	0	295,317

(1)            In June 2005, we entered into an employment agreement with Robert Saunders, our Chairman, CEO and President.  Mr. Saunders will serve at the pleasure of the Board of Directors.  Pursuant to his employment agreement, Mr. Saunders’ compensation will be $60,000 (USD) per annum for his services as our President.  Additionally, we agreed to grant Mr. Saunders a signing bonus of US $150,000 to be paid on closing of at least US $3,500,000 in third party financing and increase his compensation to $120,000 per annum if we receive at least US $5,000,000 in outside funding.  After the completion of our Series A Preferred Stock Financing, Mr. Saunders was due the signing bonus of $150,000 and a monthly salary of $10,000 per month beginning in August 2006. However, Mr. Saunders agreed to reduce his monthly salary to $5,000 per month until such time that we become significantly cash flow positive for its operations. This agreement expired in June 2008 and we are currently operating as if this employment agreement is still in effect as we discuss a new agreement with Mr. Saunders.  As of August 31, 2009, we had paid Mr. Saunders $100,000 of the $150,000 bonus that was due under the terms of the agreement.  Additionally, we are currently discussing possible restructuring/payment terms of the accrued salary, until such time that we become significantly cash flow positive for its operations.

(2)            Mr. Boswell served as our President from March to June 2005, at which time Mr. Saunders replaced Mr. Boswell as President.  Mr. Boswell has served as our Acting Chief Accounting Officer since August 2005.  Mr. Boswell indirectly owns a minority interest in TriPoint Capital Advisors, LLC, a significant shareholder and party with which we maintain a consulting agreement.  In August 2006, the Board approved the Compensation Committee’s recommendation to pay TriPoint $15,000 per month, which includes fees for Mr. Boswell’s services as our Acting Chief Accounting during 2005, however TriPoint agreed to reduce such fee to $7,000 per month until our cash flow position improves, at which time the Committee will reconvene and recommend a return to $15,000 per month.  In addition, TriPoint has agreed not to accept any additional fees, other than expenses, until we are sufficiently funded to carry out our business and operations.  As of February of 2009, TriPoint agree to accrue their monthly fee of $7,000 per month on a go forward basis until the company’s cash position improves.  According to the above reasons, Mr. Boswell did not receive any compensation in 2009 and only received the options listed in the table above in 2007.

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

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)
(a)	(b)	(c)	(d)	(e)
Christopher Wall	0	0	0	0
Michael Ross	0	0	0	0
Javier Idrovo	0	0	22,000 (2)	0

Name	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation ($)	Total ($)
(a)	(f)	(g)	(h)
Christopher Wall	0	0	0
Michael Ross	0	0	0
Javier Idrovo	0	0	22,000

(1)                   At the end of the fiscal year, 5,892,000 options are outstanding.
(2)                   On September 8, 2008, our board of directors authorized the issuance of an aggregate of 100,000 options to purchase our common stock pursuant to our 2005 Equity Plan to Mr. Idrovo.   The options vest in two equal installments over the next two years (on September 8, 2009 and 2010).  Each option is exercisable for a period of five years from the issuance date and has an exercise price of $0.45. Based on the Black-Scholes option pricing model, we will incur approximately $43,000 through August 31, 2010 for these options. However, as of August 31, 2009, Mr. Idrovo 50,000 of these options have vest and we have incurred stock option expenses of roughly $22,000.

Our directors who are employees do not receive any compensation from us for services rendered as directors. The Board has created three classes of fees for outside directors: (1) outside directors who are “independent,” as defined in the Exchange Act will be paid $500 per meeting, whether telephonic or in person for director fee – there shall not be any fees for written consents in lieu of board meetings and (2) outside directors who are not “independent” will not receive any fees at this time, but once our cash flow position improves, the Compensation Committee will reconvene and make recommendations.  Additionally, although we do not currently have an arrangement or agreement to provide stock based compensation to our outside directors, we may, from time to time, grant outside directors incentive stock options pursuant to our 2005 Equity Incentive Plan.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

As of  December 9, 2009, we had a total of 25,920,296 shares of common stock, 7,773,998 shares of Series A Preferred Stock, 207 shares of Series B Preferred Stock, 747,870 shares of Series C Preferred Stock and 304,558 shares of Series D Preferred Stock issued and outstanding, which are our only issued and outstanding equity securities.  However, our preferred stock does not have any voting rights except with respect to specified transactions that may affect the rights, preferences, privileges or voting power of such class and except as otherwise required by Nevada law.  (For further information regarding the preferred stock see “Description of Securities”)  At the date of this Prospectus, each share of our Series A Preferred Stock and Series C Preferred Stock is convertible into one share of common stock; each share of our Series B Preferred Stock is convertible into a number of fully paid and nonassessable shares of our common stock equal to the quotient of the liquidation preference amount per share ($10,000) divided by the conversion price, which initially is $1.15 per share, subject to certain adjustments, or approximately 8,696 shares of common for each share of converted Series B Preferred Stock; and, each share of our Series D Preferred Stock is convertible into a number of fully paid and nonassessable shares of our common stock equal to the quotient of the stated value of the Series D Preferred Stock ($40) divided by the conversion price, which initially is $0.80 per share, subject to certain adjustments.

The following table sets forth, as of August 31, 2009: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our common stock and preferred stock (taken together as one class) known to us, the number of shares of common stock and preferred stock beneficially owned by each such person, and the percent of our common stock and preferred stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares our common stock and preferred stock beneficially owned, and the percentage of our common stock and preferred stock so owned, by each such person, and by all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of our common stock and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock and preferred stock, except as otherwise indicated. Individual beneficial ownership also includes shares of common stock that a person has the right to acquire within 60 days from December 9, 2009.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage Of Voting of Securities (1)
Robert Saunders President and CEO 5552 West Island Highway Qualicum Beach, British Columbia Canada V9K 2C8	10,200,000 (2)	19.54%

Christopher Wall Chairman 20 West 55th St., 5th Floor New York, NY 10019	0 (3)	0.00%

Michael Ross Director 400 Professional Drive Suite 310 Gaithersburg, MD 20879	652,788 (4)	1.25%

Javier Idrovo Director 400 Professional Drive Suite 310 Gaithersburg, MD 20879	50,000 (5)	0.10%

Michael Boswell Director and Acting Chief Accounting Officer 400 Professional Drive Suite 310 Gaithersburg, MD 20879	1,328,000 (6) (7)	2.54%

Vision Opportunity Master Fund, Ltd. 20 West 55th St., 5th Floor New York, NY 10019	2,033,108 (8)	4.99%

All directors and officers as a group (5 persons)	14,546,000	23.43%

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
(3)                 Mr. Wall holds not stock directly, however, is an employee of Vision Capital Opportunity Fund.   As described below in footnote 8, Vision owns directly or indirectly Vision owns 2,204,296 shares of common stock, 5,238,333 shares of common stock issuable upon conversion of their Series A Convertible Preferred Stock, 1,495,740 shares of common stock issuable upon conversion of their Series B Convertible Preferred Stock, 747,870 shares of common stock issuable upon conversion of their Series C Convertible Preferred Stock, 12,714,650 shares of common stock issuable upon the conversion of their Series D Convertible Preferred Stock and 740,627 shares of common stock received as dividends.
(4)               Mr. Ross owns 652,788 shares of common stock, 223,333 shares of common stock issuable upon conversion of their Series A Convertible Preferred Stock, 302,400 shares of common stock issuable upon the conversion of their Series D Convertible Preferred Stock and 129,055 shares of common stock received as dividends.
(5)               On September 8, 2008, our board of directors authorized the issuance of an aggregate of 100,000 options to purchase our common stock pursuant to our 2005 Equity Plan to Mr. Idrovo.   The options shall vest in two equal installments over the next two years (on September 8, 2009 and 2010).  Each option is exercisable for a period of five years from the issuance date and has an exercise price of $0.45 respectively. As of August 31, 2008, Mr. Idrovo had not yet been granted any options. As of November 28, 2008, none of these options have vested and none will vest within 60 days from such date.
(6)               Mr. Boswell and his wife jointly own Invision, LLC, which owns 38,000 shares of our voting stock.  Additionally, Invision, LLC is a 30% member of TriPoint Capital Advisors, LLC, which owns 3,000,000 shares of our voting stock. Therefore, Mr. Boswell beneficially owns 938,000 shares of our voting stock.
(7)               In addition to his stock ownership, Mr. Boswell was granted 390,000 five-year nonqualified stock options on August 17, 2007 that vested on a 1/12 monthly basis over a twelve month period beginning on the grant date.  The exercise price of the options is $1.21, which represents 110% of the closing price of our common stock on August 17, 2007.  All of these options vested on August 17, 2008.
           (8)               Vision owns 2,204,296 shares of common stock, 5,238,333 shares of common stock issuable upon conversion of their Series A Convertible Preferred Stock, 1,495,740 shares of common stock issuable upon conversion of their Series B Convertible Preferred Stock, 747,870 shares of common stock issuable upon conversion of their Series C Convertible Preferred Stock, 12,714,650 shares of common stock issuable upon the conversion of their Series D Convertible Preferred Stock and 1,072,214 shares of common stock received as dividends.  However, based upon the terms of the preferred stock, Vision may not convert its preferred stock if on any date, it would be deemed the beneficial owner of more than 4.99% of the then outstanding shares of our common stock.  However, Vision can elect to waive the cap upon 61 days notice to us or less if, and only if less than 61 days remain on the term of the warrant and in such case the waiver will not be effective until the warrant’s expiration date.

Changes in Control

To the best of our knowledge, there are no arrangements that could cause a change in our control.

ITEM 13.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Island Scallops, our wholly owned subsidiary, in June 2008 transferred 100% ownership of RKS Laboratories, Inc. to Robert Saunders, our Chairman, CEO and President.  RKS is a Vancouver Island research and development that is working towards developing superior strains of scallops (developed by Island Scallops and known as the Qualicum Beach Scallop) with beneficial traits such as higher meat yield and rapid growth.  Island Scallops agreed to transfer its ownership of RKS in consideration for the grant to Island Scallops by RKS and Robert Saunders of a right of first refusal to commercialize any intellectual property developed by RKS.  Island Scallops has the right to acquire or use any intellectual property from RKS at RKS’ cost, in perpetuity or until such time as RKS shall cease to exist.   Between June 2006 and August 2009, Island Scallops agreed to loan RKS a total of approximately $199,000.   Originally, we carried this amount as loan related party loan receivable, but given that lack of any repayments to date, we expensed the entire amount in 2009.

 ITEM 14.                 PRINCIPAL ACCOUTNING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by LBB & Associates, Ltd., LPP (formerly Lopez, Blevins, Bork & Associates, LLP) for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2009 and 2008 were approximately $90,000 and $99,000 respectively.

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

ITEM 15.                                EXHIBITS LIST

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

+ Filed herewith

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

+ Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Robert Saunders	Dated: December 14, 2009
Robert Saunders President and Chief Executive Officer

/s/ Michael Boswell	Dated: December 14, 2009
Michael Boswell Director & Acting Chief Accounting Officer

/s/ Christopher Wall
Christopher Wall Director	Dated: December 14, 2009

/s/ Michael Ross
Michael Ross Director	Dated: December 14, 2009

/s/ Javier Idrovo	Dated: December 14, 2009
Javier Idrovo Director