Form 10-Q
period 2010-05-31
OCEAN SMART, INC.
filed 2010-07-20
CIK 1231339

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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
Yes [  ] No [ ]

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

As of July 20, 2010, there were 26,812,666 shares of Common Stock, par value $0.0001 outstanding, 7,773,998 shares of Series A Preferred Stock, par value is $.001, 207 shares of Series B Preferred Stock, par value is $.001, 747,870 shares of Series C Preferred Stock, par value is $.001 and 304,558 shares of Series D Preferred Stock, par value is $.001.

PART I – FINANCIAL INFORMATION

OCEAN SMART, INC.
CONSOLIDATED BALANCE SHEETS
MAY 31, 2010 and AUGUST 31, 2009

	May 31,	August 31,
	2010	2009
	(unaudited)
ASSETS

Current assets:
Cash	$9,521	$12,356
Accounts receivable, net	150,126	233,376
Inventory	790,674	553,311
Other current assets	63,823	52,056

Total current assets	1,014,144	851,099

Property, plant and equipment, net	3,069,608	3,350,709

Long-term inventory	708,112	1,075,463

Other assets	25,229	9,335

Total assets	$4,817,093	$5,286,606

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short term debt	$160,945	$161,932
Line of credit	77,307	75,194
Current portion of long term debt	310,056	354,318
Accounts payable and accrued liabilities	1,387,144	1,111,503

Total current liabilities	1,935,452	1,702,947

Long term debt, net current portion	619,640	598,306

Total liabilities	2,555,092	2,301,253

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
Series A Preferred stock, par $0.001, 10,000,000	7,774	7,774
authorized, 7,773,998 issued and outstanding
at May 31, 2010 and August 31, 2009, respectively
Series B Preferred stock, par $0.001, 220	-	-
authorized, 207 issued and outstanding at
May 31, 2010 and August 31, 2009, respectively
Series C Preferred stock, par $0.001, 1,000,000	748	748
authorized, 747,870 issued and outstanding
at May 31, 2010 and August 31, 2009, respectively
Series D Preferred stock, par $0.001, 380,000	305	305
authorized, 304,558 issued and outstanding
at May 31, 2010 and August 31, 2009, respectively
Common stock, par $0.0001, 100,000,000 authorized,	2,636	2,592
26,370,147 and 25,920,296 issued and outstanding at
May 31, 2010 and August 31, 2009, respectively
Additional paid in capital	28,711,885	28,372,640
Accumulated deficit	(26,230,756)	(25,008,570)
Accumulated other comprehensive income (loss) -
foreign exchange adjustment	(230,591)	(390,136)

Total stockholders' equity	2,262,001	2,985,353

Total liabilities and stockholders' equity	$4,817,093	$5,286,606

See accompanying notes to consolidated financial statements

OCEAN SMART, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MAY 31, 2010 and 2009
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MAY 31,		MAY 31,
	2010	2009	2010	2009

Revenue	$536,152	$319,147	$1,764,182	$1,329,229
Cost of goods sold	581,593	525,800	1,766,571	1,895,038

Gross profit (loss)	(45,441)	(206,653)	(2,389)	(565,809)

Expenses:
General and administrative expenses	136,084	373,862	503,786	899,395
Salaries and benefits	98,154	88,413	324,827	256,347

Total operating expenses	(234,238)	(462,275)	(828,613)	(1,155,742)

Loss from operations	(279,679)	(668,928)	(831,002)	(1,721,551)

Other income (expense):
Interest (expense), net	(18,013)	(14,287)	(54,208)	(37,315)
Other income (expense)	(12,369)	1,461	(13,776)	1,461

Total other income (expense), net	(30,382)	(12,826)	(67,984)	(35,854)

Net loss	(310,061)	(681,754)	(898,986)	(1,757,405)

Dividend on preferred stock	-	-	(323,200)	(322,395)

Net loss applicable to
common shareholders	(310,061)	(681,754)	(1,222,186)	(2,079,800)

Foreign currency translation	(2,514)	525,649	159,545	(185,650)

Comprehensive loss	$(312,575)	$(156,105)	$(1,062,641)	$(2,265,450)

Net loss per Share
Basic and diluted	$(0.01)	$(0.03)	$(0.05)	$(0.08)

Weighted average shares outstanding
Basic and diluted	26,370,147	25,127,475	26,169,115	25,063,189

See accompanying notes to consolidated financial statements

OCEAN SMART, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
NINE MONTHS ENDED MAY 31, 2010 and 2009
(unaudited)

	2010	2009

Cash flows from operating activities:

Net loss	$(898,986)	$(1,757,405)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	426,770	376,584
Stock option expense	16,089	179,737
Common stock issued for services	-	17,500
Inventory impairment	-	75,000
Bad debt expense	9,986	-

Changes in current assets and liabilities:
Accounts receivable	73,264	10,816
Prepaid expenses	(11,768)	21,233
Loan receivable, related party	-	(70,112)
Inventory	188,456	432,955
Accounts payable	275,641	159,972

Net cash provided by (used in) operating activities	79,452	(553,720)

Cash flows from investing activities:
Other assets	(15,625)	(6,313)
Purchase of property, plant and equipment	(25,290)	(92,200)

Net cash provided by (used in) investing activities	(40,915)	(98,513)

Cash flows from financing activities:

Net proceeds (payments) from line of credit	(527)	16,927
Proceeds from short term debt	-	40,546
Payment of short term debt	(6,715)	(43,764)

Net cash provided by (used in) by financing activities	(7,242)	13,709

Foreign currency translation effect	(34,130)	(47,473)

Net decrease in cash	(2,835)	(685,997)

Cash, beginning of period	12,356	712,298

Cash, end of period	$9,521	$26,301

Supplemental disclosure of cash flow information

Non cash transactions
Issuance of stock for dividends	$323,200	$322,395
Acquisition of Granscal assets for debt and common stock	$-	$87,759

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

Basis of Presentation

Our unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America for reporting interim financial information and the rules and regulations of the Securities and Exchange Commission. In management’s opinion, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended August 31, 2009. Results of operations for the nine months ended May 31, 2010, are not necessarily indicative of the operating results for the full accounting year or any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended August 31, 2009 as reported in Form 10-K have been omitted.

Reclassifications

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 financial statements presentation.

Note 2.  Going Concern

Prior to the completion of our initial Preferred Stock Financing, working capital had been primarily financed with various forms of debt.  We have suffered operating losses since inception in our efforts to establish and execute our business strategy.  As of May 31, 2010, we had a cash balance of approximately $9,500 and an accumulated deficit of approximately $26,200,000 including a net loss of roughly $899,000 for the first nine months of our 2010 fiscal year.  After the completion of the Series D preferred financing in May 2008, management believed that we had adequate funds to maintain our business operations into our 2010 fiscal year and/or until we become cash flow positive, but we continued to suffer operational losses in our 2010, 2009 and 2008 fiscal years. Until our operations are able to demonstrate and maintain positive cash flows, we may require additional working capital to fund our ongoing operations and execute our business strategy of expanding our operations.  In fact,   based on our current estimates of future sales and capital costs of expanding our farms in order to increase future crop yields, we will require additional financings to continue funding our operations.  Based on these factors, there is substantial doubt about our ability to continue as a going concern.

Note 3.  Significant Accounting Policies

 Recent Accounting Pronouncements

Management does not expect the impact of any other recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 4.  Short Term Debt

Included in short-term debt, at May 31, 2010 and August 31, 2009 are estimated royalties of US$63,085 and US$60,948 payable to a third party from whom the former sole shareholder of Island Scallops originally acquired the shares of Island Scallops.  The 1992 share purchase agreement (for Island Scallops) provided that the third party was to receive 3% of revenues from Island Scallops as earned, on a quarterly basis, throughout the period from December 1, 1992 to November 30, 2002.  The third party holds a first charge (or first lien) over our inventory (including broodstock) in the amount of CDN$350,000 in support of its royalty entitlement.  The third party has not taken further action to enforce payment of the arrears liability.  To date, we have accrued the entire balance of US$63,085 as a current liability and we plan to pay it with available funds in the near future.

 Note 5. Long Term Debt

The consolidated financial statements include a Western Diversification Program non-interest bearing loan to Island Scallops that originally required repayment equal to 12% of gross revenues from our scallop sales, payable semi-annually, with no specified due date.  The repayment terms have been formally amended several times.  Most recently, as of February 28, 2009, we reached an agreement with the Western Diversification Program to revise the repayment terms of the remaining balance of $392,154 (representing $141,902 overdue and a balance of $250,252).  Beginning February 28, 2009, we began repaying the overdue amount at rate of $948 (CDN$1,000) per month and were scheduled to continue through December 31, 2009.  Commencing January 31, 2010, we  continued at the rate of $948. (CDN $1,000) even though the agreed amount was $4,739 (CDN$5,000) per month towards the overdue balance.  Starting January 31, 2011, our monthly repayment amount will be the greater of 4% of Island Scallops’ gross monthly revenues or $9,503 (CDN$10,000) per month.  Under the terms of the modified agreement, the overdue amount will also bear interest at an annual rate of 3%.  Starting January 31, 2012, we will begin repaying the balance of $250,252 at the greater of 4% of Island Scallops gross monthly revenues or $9,479 (CDN$10,000) per month.  At May 31, 2010 and August 31, 2009, the balance due is US$397,966 and US$388,428, of which US$ 138,515 and US$138,107 is reflected in the current portion of long term debt and the remaining balance of US$259,451 and US$250,321 is reflected as long term debt.

These consolidated financial statements include Island Scallops’ unsecured loan from the National Research Council of Canada Industrial Research Assistance Program which requires quarterly payments commencing March 1, 2003 equal to 3% of gross revenues of Island Scallops until the earlier of full repayment or December 1, 2012.  If at December 1, 2012, Island Scallops has not earned sufficient revenues to repay the original loan amount, the remaining portion of the loan is to be forgiven.  Amounts currently due at May 31, 2010, bear interest at a rate of 1% per month.  At May 31, 2010, Island Scallops is in arrears in respect to the payment of these amounts.  The National Council of Canada Industrial Research Assistance Program has requested payment of the $144,303 that they claim is owed under this loan agreement.  As such, at May 31, 2010, US$201,101 is included in accounts payable and accrued liabilities and the remaining principal balance of US$171,541 is reflected in the current portion of long term debt. We are seeking to renegotiate the repayment terms with NRC.

Note 6.  Contingent Liabilities

Neither we nor our wholly owned subsidiary maintain insurance covering the replacement of our inventory. Consequently, we are exposed to financial losses or failure as a result of this risk.

Note 7.   Stock Option and Warrants

Stock Options

In August 2005, our Board of Directors approved the “Edgewater Foods International 2005 Equity Incentive Plan.” The Board of Directors originally reserved 5,000,000 shares of our common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants to Ocean Smart. Per the terms of the plan the aggregate number of shares available for granting awards has increased to 8,000,000.  As of May 31,  2010, our Board of Directors had authorized the issuance of 5,892,000 options to employees.

During the nine months ended May 31, 2010, $16,089 in stock option expenses was recognized.  An additional $5,363 will be recognized in the three month period ending August 31, 2010.

Stock option activity during the nine months ended May 31, 2010, was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 31, 2009	5,892,000	$1.03
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding, May 31, 2010	5,892,000	$1.03
Exercisable, May 31, 2010	5,892,000	$1.03

At May 31, 2010, 62,000 of the exercisable options expire in August 2010, 3,200,000 of the exercisable options expire in March 2012, 190,000 of exercisable options expire in April of 2012, 2,120,000 of the exercisable options expire in August 2012, 100,000 of the exercisable options expire in September 2014 with the remaining balance of 220,000 having an expiration date of August 2015.

Warrant activity during the nine months ended May 31, 2010, was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, August 31, 2009	803,285	$1.88
Granted	--	--
Exercised	--	--
Forfeited	--	--
Returned and exchanged	--	--
Expired	(20)	10,000
Outstanding, May 31, 2010	803,265	$1.63
Exercisable, May 31, 2010	803,265	$1.63

At May 31, 2010, if all options and warrants were exercised and all shares of preferred stock were converted, the company would have 59,088,325 shares of common stock outstanding, however as shown above, no warrants were exercised during the nine months ended May 31, 2010. At May 31, 2010, 37,393 of the exercisable warrants expire in November 2010 and the remaining balance of 765,872 having an expiration date of July 2012.

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

Note 9. Subsequent Events

On June 30, 2010, we issued an aggregate of 442,519 shares of common stock, as dividends, to the holders our Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, as shown in the table below. The number of shares issued was calculated at a rate of 8% for the Series A and 6% for the Series B and Series C Preferred Stock, per annum (subject to a pro rata adjustment) of the liquidation preference amount payable in shares equal to 90% of the quotient of (i) the dividend payment divided by (ii) the average of the VWAP for the 20 trading days immediately preceding the date the dividend payment is due, but in no event less than $0.65.  As such, the shares were valued at $318,000 and the total aggregate value of the transaction was recorded as a preferred stock dividend.

Preferred Stock Dividends Issued on June 30, 2010

Date	Preferred Stock	Common Shares Issued	Dividend Value

6/30/2010	Series A	320,269	$ 229,700
6/30/2010	Series B	85,278	$ 61,600
6/30/2010	Series C	36,972	$ 26,700

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

Overview

During the first nine months of our 2010 fiscal year, we continued the harvesting, processing and sale of our remaining 2005 and 2006 year classes of scallops and began the harvesting, processing and sale of our 2007 scallops.  In addition, we continued the transfer of 2008 and 2009 year-class scallops to larger grow-out nets on our farm sites.  We also completed the process of transferring our 2009 scallop class to our farm sites  in the fall and spring of 2010.  In addition, in February 2010 we began the spawning of our 2010 scallop class.  We refer to the year-class of scallops based on when the scallops were spawned.

As was the case in the previous fiscal year, we continue to struggle to achieve positive operational cash flows during the first nine months of 2010.  Given our recent operational history, it is likely that we will continue to struggle to achieve positive cash flows in the near future. As a result, management continued to investigate a variety of methods to either increase sales or develop new business lines or joint ventures to improve our margins.  As part of this process, we are still searching for strategic acquisitions and/or business opportunities with seafood industry partners or additional strategic investors to enable the company to capitalize on our existing hatchery technology and expertise. Part of this process may involve locating opportunities to increase near-term revenues via the sale of shellfish seed or shellfish larvae produced in our hatchery.  Our initial focus is on companies that we believe could significantly benefit from our hatchery technology and expertise and that would add additional revenue and/or have a geographically desirable location.  We are evaluating both potential acquisitions and partnerships and/or assets sales or purchases with such companies to reach our goal of capitalizing on our hatchery technology, which hopefully would increase cash flows.   We are currently focusing our efforts on Chinese companies.  Aside from the November 2008 acquisition of Granscal Sea Farms Ltd., as of the date of this filing, no new definitive agreements have been signed.   Management currently plans to fund any future acquisition via either debt financing or additional equity financings, although we cannot guarantee that such financing will be available when it is required or on terms that we consider to be favorable.  Alternatively, management believes that opportunities may exist where we could provide our technology and knowledge to a joint venture that is funded by the other party.

We are also continuing our discussions with various individuals and First Nations groups about possible partnerships or joint ventures.  Originally, management believed that we would be able to formalize our first joint venture with a First Nations group as early as the start of the 2010 calendar year.  To date, we have yet to finalize a revenue producing First Nations joint venture and management is now unsure if we will be able to formalize a joint venture.

During 2009, we completed a sales agreement with Fanny Bay Oyster Co., a division of Taylor Shellfish Farms of Shelton, Washington (an international seafood distributor and the largest shellfish company on the West Coast).  The order includes live scallops, fresh scallop meat and frozen scallops that will be packaged and delivered in various scallop products (including live in-the-shell, frozen half-shell and fresh meat).   As a result of this order, Fanny Bay has effectively become the exclusive distributor of our scallops in North America and Asia.  This order has reduced costs, encouraged additional wholesalers within the Taylor network to carry our scallops and is beginning to to expand the demand for our scallops.

During the harvesting of our 2005, 2006 and 2007 scallops classes and the transfer and handling of our 2008 and 2009 scallop classes, we were able to continue to review our mortality rates and update our class size projections.  Based on this review and recent sales, we expect to bring the remaining roughly 11,000 of our 2006 year class scallops to  market in the 2010 calendar year.  As of our most recent review of our scallop inventory, we currently believe that our 2007 year class has approximately 1.42 million scallops remaining to be harvested. Although the overall class size was significantly lower than initial estimates, it will still represents our largest year class to date.

During 2009, we continued to grow the 2008 scallop class in pearl nets.  We originally expected to produce up to 24 million full-size scallops in this year class, but due to survival problems associated with our hatchery spawns and funding limitations, we now expect to produce as few as 1.0 million full-size scallops.   Based on our initial review of the hatchery spawn, we believe the mortality problems were the result of large blooms of toxic marine algae at the critical stage prior to metamorphosis of approximately 600 million scallop larvae.   These blooms corresponded to high levels of Paralytic Shellfish Poisoning in our ocean farms and although it did not harm any of our juvenile or mature scallops, it is believed that pre-metamorphic larvae are particularly susceptible. Procedures are now in place to prevent the introduction of toxic algae into the hatchery system in the coming years.

During the 2009 spawning season (February and March 2009), a total of roughly 780 million pre metamorphic larvae were produced.  As a result of a colder than normal seawater temperatures, onshore nursery growth was delayed in April and May.  We transferred more than 7 million 3-5 mm scallop seed into our ocean farms during the summer of 2009. As of May 31, 2010, we estimate that our 2009 scallops class will yield approximately 2.7 million 2009 scallops at full maturity/harvest.  To date, our 2010 spawn has resulted in approximately 6,000,000 scallops that are currently being held in our onshore nursery ponds.

The start of the 2010 scallop spawning season began in January and continued through May.   This season actually resulted in a significant increase in larval production with a total of 17 spawning that produced over 12 billion larvae (as compared to two spawning in 2009 of less than 1 billion larvae).  The increase in spawning productions was mainly due to improvements in fertilization methods and brood stock maturation.   Despite the increase in spawning, oceanographic condition in Georgia Strait resulting in very low ph in the incoming seawater impeded scallop larval development.   Although low ph levels have been observed in previous years, in 2010 these very low levels continued for many months impairing the survival of our scallop larvae.   Modification to our seawater treatment system was able to remedy the low ph and, as a result, over 150 million larvae were transferred to the onshore nursery

As a result of a review of our business plan and sales and marketing efforts to date, we planned to harvest and sell approximately 2.3 million full-size scallops over the 12 months ending August 31, 2010.   As of end of May 2010, we had harvested 2 million scallops and estimate that we will harvest 200,000 scallops per month over the last three months of our 2010 fiscal year.   Given our lower than expected revenues and negative cash flows during 2009 and the first nine months of 2010, the size of our 2009 and 2010 year classes will (in many ways) continue to be determined by our ability to generate positive cash flows and/or our ability to locate additional financing and/or joint venture partners.  As a result of our lower than expected sales and yields, we are still evaluating the cash available for farming and infrastructure costs related to   the ocean  transfer our 2010 scallop class.  At the time of this filing, management has yet to determine the estimated size of our 2010 scallop class.

Based on our review of current sales and marketing conditions, we believe that in the best case scenarios our scallops will yield as much as USD$1.00 of revenue per scallop; in 2009 our yield was approximately US$1.05 per scallop.  The yield per scallop may increase as our larger scallops come to market.   These larger yielding scallops are a result of years of selection of high meat producing scallops..

In addition to scallop and scallop seed sales, we plan on generating additional revenues via the sale of other shellfish seed (including mussels, geoducks and oysters).  In the future, management may also place emphasis on generating additional revenues via equipment sales to other aquaculture businesses.

Based on the disclosure set forth above, our current estimated inventory size and projected sales cycle is summarized in the following table as of May 31, 2010.

		Estimated Inventory (value) to be Sold
Year-class	Accumulated Cost to Date	next 12 months	next 24 months	beyond 24 months
2006	$ 38,522	$ 38,522	$ -	$ -
2007	553,485	553,485	-	-
2008	343,004	198,667	144,337	-
2009	349,288	-	208,228	141,060
2010	214,487	-	-	214,487

Totals	$ 1,498,786	$ 790,674	$ 352,565	$ 355,547

Please note that the above table represents estimates of inventory to be sold over the next 12 months, 24 months and beyond.  It is possible that actual results could differ significantly from our estimates.

We periodically evaluate the carrying value of our inventory for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable.  Management uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist.  As of May 31, 2010, management performed an undiscounted cash flow analysis to determine that there was no impairment in the carrying value our scallop inventory.    There can be no assurances, however, that market conditions will not change or demand for our products will continue or allow us to realize the value of our long-lived assets and prevent future impairment.

If our mortality rates are better than our current projections, our yield and revenues from the 2007 and 2008 scallop class could be higher; conversely, if our mortality rates are worse than we anticipate our revenues for this period could be lower than we anticipate.  In addition, changes in the anticipated growth rates, projected harvesting cycles and large fluctuations in the price of scallops or the US-Canadian exchange rate could impact our current projections.  Furthermore, if we cannot achieve our estimated product mixture (live/fresh/frozen) than our average sales price per scallop will be lower.  Alternatively, if we are able to sell a large percentage of high yield products (live or frozen on the half shells) than our average price per scallop will be higher.  Given our failure to achieve positive cash flows in 2009 and the first nine months of 2010, the size of our future crops could be smaller than originally projected.  If so, our future revenues and yields could be adversely impacted.

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

Comparison of results for the three and nine months ended May 31, 2010 and 2009.

Revenues.  Revenues for the three months ended May 31, 2010, were approximately $536,000.  We had revenues of approximately $319,000 for the three months ended May 31, 2009.  This is an increase of approximately $217,000 or 68%.   Revenues for the nine months ended May 31, 2010, were approximately $1,764,000.  We had revenues of approximately $1,329,000 for the nine months ended May 31, 2009.  This is an increase of approximately $435,000 or 33%.   Revenue generated by scallop sales increased almost 47% (in terms of Canadian dollars).  In the first nine months of our 2010 fiscal year, scallop sales represented almost 87% of our overall sales as compared to 67% in the previous fiscal year.  Although our overall volume of scallop sales increased over the previous fiscal year, our average price per scallop remained relatively unchanged due to the agreement with Fanny Bay.  During the nine months ended May 31, 2009, management placed a greater emphasis on equipment sales to other aquaculture companies and shellfish seed sales.  Revenue from non-scallop sales represented almost 33% of revenue in 2009 as compared to roughly 13% in 2010.

Gross profit (loss). Gross loss for the three months ended May 31, 2010 was approximately $45,000, a decrease of approximately $162,000 as compared to gross loss of roughly $207,000 for the three months ended May 31, 2009.  Gross loss for the nine months ended May 31, 2010 was approximately $2,000, a decrease of approximately $564,000 as compared to gross loss of roughly $566,000 for the nine months ended May 31, 2009.  We believe that we are beginning to capitalize on management’s continued focus on both the expansion and development of larger scallop crops and larger scallop yields for future years, as well as our sales and marketing agreement with Fanny Bay.  Additionally, management is continuing to attempt to address issues that resulted in higher cost of inventory and seed costs.  Management believes that in the future our sales may continue to increase while costs of goods sold will only increase slightly. As a result, we are hopeful that our margins will improve in future years.  Despite our continuing losses, we are attempting to continue to focus resources on maintaining, developing and tending to our scallop crops and shellfish seed.  We believe that we have already seen the initial benefits in increased sales of our own scallops and if we are able to locate adequate working capital, than we can continue to see additional benefits from our efforts in developing larger crops and expanding our seed sales in the 2010 fiscal year and beyond.  If we are unable to locate adequate working capital and/or generate positive cash flow in the near term that can be used for overall business development, we may not be able to capitalize on recent developments and gross losses could further increase in future periods.  Additionally, given our recent operational history, it is likely that we will continue to struggle to achieve positive cash flows in the near future.

Operating expenses.  Operating expenses for the three months ended May 31, 2010, were approximately $234,000.  Our operating expenses were approximately $462,000 for the three months ended May 31, 2009.   For the nine months ended May 31, 2010, operating expenses were roughly $829,000 as compared to $1,156,000 for nine months ended May 31, 2009.  Management expects that general and administrative expenses (excluding stock options expense) may slightly rise as we continue to expand our operations.  However, if adequate working capital is available, we believe that we now have the necessary general and administrative staff in place to maintain an expansion into scallop crops to more than 20 million.

Other income (expense), net.  Interest expense for the three months ended May 31, 2010, was approximately $18,000.  Interest expense for the three months ended May 31, 2009, was approximately $14,000.  Other expense for the three months ended May 31, 2010, was roughly $12,000 as opposed to other income of roughly $1,500 the three months ended May 31, 2009.

Interest expense for the nine months ended May 31, 2010, was approximately $54,000.  Interest expense for the nine months ended May 31, 2009, was approximately $37,000.  Other expense for the nine months ended may 31, 2010, was roughly $14,000 as opposed to other income of roughly $1,500 for the nine months ended May 31, 2009.

Net loss.  As a result of the above, the net loss for three months ended May 31, 2010, was approximately $310,000 as compared to a net loss of approximately $682,000 for the three months ended May 31, 2009.   Net loss for the nine months ended May 31, 2010 was roughly $899,000 as compared to a net loss of approximately $1,757,000 for the same period of the previous fiscal year.

Liquidity and Cash Resources.  At May 31, 2010, we had a cash balance of approximately $9,500.   Prior to the completion of our initial preferred stock financing, working capital had been primarily financed with various forms of debt.  We have suffered operating losses since inception in our efforts to establish and execute our business strategy.   After the completion of the Series D preferred financing in May 2008, management believed that we had adequate funds to maintain our business operations into our 2010 fiscal year and/or until we become cash flow positive, but we continued to suffer operational losses in our 2010, 2009 and 2008 fiscal years. Until our operations are able to demonstrate and maintain positive cash flows, we will require additional working capital to fund our ongoing operations and execute our business strategy of expanding our operations.  As we have yet to raise additional capital and our sales have increased at a slower than expected pace, we have scaled back some of our expansion plans and will likely have to further scale back the plans outlined herein.  We now plan to try and align our future expansions with our ability to generate positive cash flows from our current scallop crops and/or our ability to locate additional financing.  As a result of our failure to achieve positive cash flows in 2009, we will require additional capital to complete our expansion plans.  If we are unable to generate more cash from sales and/or financings, we may need to further modify our business plans.  Based on these factors, there is substantial doubt about our ability to continue as a going concern.  Management plans to address this situation by utilizing our new sales agreements, improved processing plant, recent harvesting and sorting experience and increasing scallop and shellfish seed sales to increase our revenues and to try to begin achieving cash flow positive operations.  In addition, Management believes that opportunities exist with other aquaculture companies, equipment vendors and/or seafood distributors that could result in possible partnerships, joint ventures, financings and/or acquisitions that could result in significantly improved cash flows or additional working capital.  Part of this process may involve locating opportunities to increase near-term revenues via the sale of shellfish seed or shellfish larvae produced in our hatchery.  Our initial focus is on companies that we believe could significantly benefit from our hatchery technology and expertise and that would add additional revenue and/or have a geographically desirable location.  We are evaluating both potential acquisitions and partnerships and/or assets sales or purchases with such companies in order to reach our goal of capitalizing on our hatchery technology in order to increase cash flows, but as of the date of this Report, have not entered into any formal agreements or conducted any formal negotiations with any such companies.   To date, we have been unable to achieve  and maintain positive cash flows over any 12 month period or locate additional financings in the first nine months of our 2010 fiscal year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

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

Date: July 20, 2010	OCEAN SMART, INC.

By: /s/ Robert Saunders
Robert Saunders,
Chief Executive Officer & President

By: /s/ Michael Boswell
Michael Boswell, Acting Chief Accounting Officer