Form 10-Q
period 2022-05-31
Astra Energy, Inc.
filed 2022-07-13
CIK 1231339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-52205

ASTRA ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3113571
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9565 Waples Street, Suite 200, San Diego, CA 92121

(Address of principal executive offices) (Zip Code)

1-800-705-2919

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	ASRE	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Emerging growth company	☐
Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,455,540 common shares issued and outstanding as of July 12, 2022.

ASTRA ENERGY, INC.

FORM 10-Q

For the Quarterly Period Ended May 31, 2022

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASTRA ENERGY INC.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2022	August 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$15,838	$94,765
Inventory-Solar panels	181,913	-
Agreement receivable (Note 1)	179,385	-
Total current assets	377,136	94,765
Total Assets	$377,136	$94,765

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$151,403	$94,570
Accrued interest payable	420	-
Accounts payable-related parties	230,800	50,000
Debenture payable (Note 5)	20,000	-
Total current liabilities	402,623	144,570

Total Liabilities	402,623	144,570

Commitments and contingencies	-	-

Stockholders' Deficit:
Series A Preferred stock, par $0.001, 10,000,000 shares authorized; 7,774 and 15,774 shares issued and outstanding, respectively	8	16
Series B Preferred stock, par $0.00001, 207 shares authorized; 207 shares issued and outstanding	-	-
Series C Preferred stock, par $0.001, 1,000,000 shares authorized; 747,870 shares issued and outstanding	748	748
Series D Preferred stock, par $0.001, 380,000 shares authorized; $14,618,784 liquidation preference; 304,558 shares issued and outstanding	305	305
Series A1 Preferred stock, par $0.001, 1 share authorized; no shares and 1 share issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 45,455,540 and 42,549,540 shares issued and outstanding, respectively	45,456	42,550
Stock subscriptions receivable (Note 8)	(5,000)	(100,000)
Common stock to be issued	-	100,000
Additional paid-in capital	31,481,368	29,795,766
Accumulated deficit	(31,548,372)	(29,889,190)

Total Stockholders’ Deficit	(25,487)	(49,805)

Total Liabilities and Stockholders’ Deficit	$377,136	$94,765

See the accompanying notes to theses unaudited condensed consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2021	2022	2022	2021
Revenue	$-	$-	$25,000	$-

Operating Expenses:
General and administrative	27,527	47,343	98,836	69,134
Business development	103,050	35,000	510,926	37,000
Consulting – related party	15,000	15,000	45,000	40,000
Executive compensation	64,500	57,297	433,500	392,797
Stock compensation - Consulting	-	167,000	595,500	185,750
Total operating expenses	210,077	321,640	1,683,762	724,681

Loss from operations	(210,077)	(321,640)	(1,658,762)	(724,681)

Other expense:
Interest expense	(210)	-	(420)	-
Total other expense	(210)	-	(420)	-

Loss before provision for income taxes	(210,287)	(321,640)	(1,659,182)	(724,681)
Provision for income taxes	-	-	-	-

Net Loss	$(210,287)	$(321,640)	$(1,659,182)	$(724,681)

Net loss per share, basic and diluted	$(0.00)	$(0.03)	$(0.04)	$(0.05)
Weighted average shares outstanding, basic and diluted	45,455,540	13,578,180	44,452,324	13,578,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2021 (Unaudited)

	Series A Preferred		Series A1 Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Stock Subscription	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance, August 31, 2020	15,774	$16	1	$—	207	$—	747,870	$748	304,558	$305	4,674,540	$4,675	$—	$28,777,141	$(28,832,541)	$(49,656)
Common stock issued for Services - related party	—	—	—	—	—	—	—	—	—	—	4,800,000	4,800	—	35,200	—	40,000
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	1,200,000	1,200	—	8,800	—	10,000
Common stock issued for cash -related party	—	—	—	—	—	—	—	—	—	—	1,500,000	1,500	—	11,000	—	12,500
Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	18,090,000	18,090	(125,000)	160,410	—	53,500
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(97,397)	(97,397)
Balance, November 30, 2020	15,774	16	1	—	207	—	747,870	748	304,558	305	30,264,540	30,265	(125,000)	28,992,551	(28,929,938)	(31,053)
Common stock issued for services - related party	—	—	—	—	—	—	—	—	—	—	1,050,000	1,050	—	226,450	—	227,500
Common stock cancelled – related party	—	—	—	—	—	—	—	—	—	—	(3,000,000)	(3,000)	—	3,000	—	—
Common stock issued for cash -related party	—	—	—	—	—	—	—	—	—	—	6,000,000	6,000	—	44,000	—	50,000
Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	4,320,000	4,320	(25,000)	40,680	—	20,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(305,644)	(305,644)
Balance, February 28, 2021	15,774	16	1	—	207	—	747,870	748	304,558	305	38,634,540	38,635	(150,000)	29,306,681	(29,235,582)	(39,197)
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	450,000	450	—	166,550	—	167,000
Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	1,710,000	1,710	50,000	140,790	—	192,500
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(321,640)	(321,640)
Balance, May 31, 2021	15,774	$16	1	$—	207	$—	747,870	$748	304,558	$305	40,794,540	$40,795	$(100,000)	$29,614,021	$(29,557,222)	$(1,337)

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2022 (Unaudited)

	Series A Preferred		Series A1 Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Common Stock to Be	Stock Subscription	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Receivable	Capital	Deficit	Deficit
Balance, August 31, 2021	15,774	$16	1	$—	207	$—	747,870	$748	304,558	$305	42,549,540	$42,550	$100,000	$(100,000)	$29,795,766	$(29,889,190)	$(49,805)
Common stock issued for services - related party	—	—	—	—	—	—	—	—	—	—	200,000	200	—	—	44,800	—	45,000
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	50,000	50	—	—	25,450	—	25,500
Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	1,281,000	1,281	(80,000)	87,500	639,219	—	648,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(512,692)	(512,692)
Balance, November 30, 2021	15,774	16	1	—	207	—	747,870	748	304,558	305	44,080,540	44,081	20,000	(12,500)	30,505,235	(30,401,882)	156,003
Common stock issued for services - related party	—	—	—	—	—	—	—	—	—	—	250,000	250	—	—	194,750	—	195,000
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	700,000	700	—	—	569,300	—	570,000
Common stock issued for inventory	—	—	—	—	—	—	—	—	—	—	150,000	150	—	—	74,850	—	75,000
Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	275,000	275	(20,000)	(10,000)	137,225	—	107,500
Preferred shares cancelled	(8,000)	(8)	(1)	—	—	—	—	—	—	—	—	—	—	—	8	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(936,203)	(936,203)
Balance, February 28, 2022	7,774	8	—	—	207	—	747,870	748	304,558	305	45,455,540	45,456	—	(22,500)	31,481,368	(31,338,085)	167,300
Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	—	—	—	17,500	—	—	17,500
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	-	—	(210,287)	(210,287)
Balance, May 31, 2022	7,774	$8	—	$—	207	$—	747,870	$748	304,558	$305	45,455,540	$45,456	$—	$(5,000)	$31,481,368	$(31,548,372)	$(25,487)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended May 31,
	2021	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,659,182)	$(724,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related party	240,000	266,550
Stock based compensation	595,500	176,450
Common stock subscribed	-	(100,000)
Changes in assets and liabilities:
Prepaids	-	(1,226)
Inventory	(106,913)	-
Agreement receivable	(179,385)	-
Accounts payable	56,833	3,667
Accounts payable – related party	180,800	44,251
Accruals - related party	-	(43,489)
Accrued interest	420	-
Net Cash Used in Operating Activities	(871,927)	(378,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debenture	20,000	-
Common stock issued for cash	773,000	367,500
Common stock issued for cash – related party	-	62,500
Net Cash Provided by Financing Activities	793,000	430,000

Net Change in Cash	(78,927)	51,522
Cash at Beginning of period	94,765	-
Cash at End of period	$15,838	$51,522

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing activity:
Common stock issued for inventory	$75,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA ENERGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Astra Energy, Inc. (the “Company”, “Astra”), was incorporated in the State of Nevada on June 12, 2000.

A Certificate of Amendment was filed on May 22, 2020 with the Nevada Secretary of State changing the name of the Company to Astra Energy, Inc.

The Company is an emerging leader in the acquisition and development of technology in the Waste-to-Energy project sector.

On October 17, 2019, there was an order by the Eight Judicial District Court of Clark County Nevada appointing a Custodian to the Company. The custodianship was discharged on June 18, 2020.

On September 15, 2021, the Company affected a forward stock split of 3 for 1 which was approved by the Financial Industry Regulatory Authority (“FINRA”). All shares throughout these statements reflect the forward split.

On September 21, 2021, the Company established itself in Uganda through the incorporation of a wholly owned subsidiary called Astra Energy Africa - SMC Limited (“Astra Energy Africa”). On November 5, 2021, Astra Energy Africa was issued an Investment License by the Uganda Investment Authority. The term of the license is for a period of 5 years.

On October 12, 2021, the Company incorporated a subsidiary in Uganda called Astra Energy Services Limited. The Company is owned 80% by Astra Energy Inc. and 20% by Ssingo Oils and Gas - SMC Limited of Mityana, Uganda.

On November 1, 2021, the Company entered into an Exclusive Licensing Agreement and Promissory Note with Corporate Guarantee with Albert Mardikian, Regreen Technologies Inc. and Global Sustainable Technologies Inc. (collectively, the "Borrower"). Pursuant to the agreement, the Company has to date advanced $179,385 to assist Regreen in completing equipment testing. All advances made by the Company are at their sole discretion. It is a unilateral option to do so and at any time the Company may choose to discontinue to contribute further. As consideration for supporting the pilot project the Company will receive Exclusivity in the following regions in perpetuity to deploy the technology: Africa, Jamaica, Brazil and Canada. The Company will have priority in terms for equipment supply delivery. To have exclusivity and priority, the Company shall have advanced a minimum of $500,000 USD towards Borrower’s pilot project in Huntington Beach, California. The maturity date shall be 1 year from the Issue Date (the “Maturity Date”) and is the date upon which the remaining unpaid principal sum, as well as any accrued and unpaid interest and other fees, shall be due and payable. If ahead of the maturity date the Borrower sells any equipment or generates revenue from its operations related to this technology the Promissory Note will be paid out from first proceeds in advance of the Maturity Date. Any amount of principal or interest on the Promissory Note shall bear interest at the rate of 10% on the outstanding balance (“Interest”). Interest shall commence accruing on the date of the issuance of the Promissory Note. Partial payments or full payments may be made at any time during the term of the Promissory Note by way of direct wire, from a third-party sale of existing inventory or otherwise. Notwithstanding any other provision any unpaid balance shall be paid no later than one year.

On November 15, 2021, the Company incorporated a wholly owned subsidiary in the State of California called Astra Energy California, Inc.

On December 22, 2021, the Company incorporated a subsidiary in Tanzania called Astra Energy Tanzania Limited. The Company is owned 80% by Astra Energy Inc. and 20% by Kiluwa Group of Companies Limited of Kinondoni, Tanzania.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending August 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s financial statements for the year ended August 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated useful lives of property and equipment. Actual results could differ from those estimates.

Principles of Consolidation

These financial statements include the accounts of the Company and its subsidiaries. Subsidiaries are all entities (including structured entities) which the Company controls. For accounting purposes, control is established by an investor when it is exposed to, or has rights to, variable returns from its involvement with the entity and has the ability to affect those returns through its power over the entity. All inter-company balances and transactions are eliminated upon consolidation. To date, there has been no activity in any of the subsidiaries.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine months ended May 31, 2022.

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of May 31, 2022 and August 31, 2021.

Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company periodically reviews physical inventory and will record a reserve for excess and/or obsolete inventory if necessary. During the nine months ended May 31, 2022, the Company acquired solar panels for resale.

Stock-based Compensation

We account for equity-based transactions with employees and non-employees under the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” (Topic 718), which establishes that equity-based payments to employees and non-employees are recorded at the grant date the fair value of the equity instruments the entity is obligated to issue when the employees and non-employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. Topic 718 also states that observable market prices of identical or similar equity or liability instruments in active markets are the best evidence of fair value and, if available, should be used as the basis for the measurement for equity and liability instruments awarded in these share-based payment transactions. However, if observable market prices of identical or similar equity or liability instruments are not available, the fair value shall be estimated by using a valuation technique or model that complies with the measurement objective, as described in FASB ASC Topic 718.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. For the period ended May 31, 2022, the Company has 10,667 potentially dilutive shares from Series A preferred stock and 380,698 potentially dilutive shares from the Series D preferred stock. Any potentially dilutive shares have not been included due to their anti-dilutive effect, as the Company as a net loss.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

As reflected in the unaudited financial statements, the Company has an accumulated deficit of $31,548,372 as of May 31, 2022, and minimal revenue. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to continue as a going concern, the Company is planning to secure its financial capital in various ways. It will finance its operations initially through shareholder loans from the principals and through private placement investment offerings. The Company may decide to finance its project development stage by way of an equity offering by issuing shares or by engaging venture capital firms that invest in early-stage companies. Venture capital firms may do more than just supply money to small new opportunities. They can also provide advice on potential products, customers, and key employees.

The company will also look to develop a relationship with a bank or a number of banks with the intention of demonstrating a track record of progress and building value and securing some form of financing in the future. Once Astra Energy Inc. has a record of at least earning significant revenues, and better still of earning profits, the firm can make a credible promise to pay interest, and so it becomes possible for the firm to borrow money. Firms have two main methods of borrowing: banks and bonds.

If Astra Energy is earning profits (their revenues are greater than costs), the Company can choose to reinvest some of these profits in equipment, structures, and research and development. For many established companies, reinvesting their own profits is one primary source of financial capital.

Another source of financial capital that will be considered at the project development stage of a specific project is a bond. A bond is a financial contract: a borrower agrees to repay the amount that was borrowed and also a rate of interest over a period of time in the future. A corporate bond is issued by firms, but bonds are also issued by various levels of government. For example, a municipal bond is issued by cities, a state bond by U.S. states, and a Treasury bond by the federal government through the U.S. Department of the Treasury. A bond specifies an amount that will be borrowed, the interest rate that will be paid, and the time until repayment. Given the nature of the renewable industry regarding long term power purchase agreements or offtake agreements bonds are a very cost effective and reliable method of funding projects.

NOTE 4 – RELATED PARTY TRANSACTIONS

On November 15, 2021, the Company entered into a services agreement with a director of a wholly-owned subsidiary, whereby the Company agreed to issue 50,000 common shares upon execution of the Agreement. The shares were valued at $0.75 for total non-cash compensation of $37,500.

During the nine months ended May 31, 2022, the Company issued 150,000 shares at a value of $7,500 to the Corporate Communications Officer pursuant to a services agreement dated January 1, 2021. The shares were valued based on the closing stock price on the date of grant.

During the nine months ended May 31, 2022, the Company issued 250,000 shares at a value of $195,000 to the Chief Operating Officer pursuant to a services agreement dated February 1, 2021. The shares were valued based on the closing stock price on the date of grant.

During the nine months ended May 31, 2022, the Company accrued $45,000 in fees to the President. The Company owes $57,500 to the President at May 31, 2022.

During the nine months ended May 31, 2022, the Company paid $90,000 in fees to the Chief Operating Officer.

During the nine months ended May 31, 2022, the Company paid $18,000 in fees to the Chief Financial Officer.

During the nine months ended May 31, 2022, the Company paid $18,000 in fees to the Corporate Secretary.

During the nine months ended May 31, 2022, the President loaned $8,000 to the Company for working capital. The loan bears no interest, is unsecured and is repayable on demand.

During the nine months ended May 31, 2022, the Chief Operating Officer loaned $155,000 to the Company for working capital. The loan bears no interest, is unsecured and is repayable on demand.

NOTE 5 – CONVERTIBLE DEBENTURE

On January 11, 2022, the Company entered into a Convertible Debenture, wherein the Company promised to pay the Holders $20,000 with interest of 8% per annum on or before January 11, 2024. The Debenture can be converted any time within 2 years with a conversion price of $1.00 per share subject to adjustments as set out in the Debenture.

NOTE 6 – PREFERRED STOCK

Series A Convertible Preferred

The Series A Convertible Preferred have a conversion rate of $0.75 per share and voting rights on an as converted basis. The holders of record of shares of Series A Preferred Stock are entitled to receive, out of any assets at the time legally available therefor and when and as declared by the Board of Directors, dividends at the rate of 8% per annum in shares of our common stock. On January 19, 2022, 8,000 shares of Series A Preferred Stock were cancelled. The shares were cancelled at the direction of the holder of the Series A Preferred Stock. Subsequent to the cancellation, 7,774 shares of Series A Preferred Stock remain outstanding.

Series A1 Preferred

On April 24, 2020, the Company created and filed a Certificate of Designation for one share of Series A1 Preferred Stock, par value $0.0001. On January 21, 2022 the board of directors of the Company changed the designation of Series A1 by eliminating its conversion and voting rights. On January 13, 2022, the Company and the sole shareholder of the Series A1 Preferred share entered into a share cancellation agreement, whereby, the sole shareholder of the Series A1 Preferred Shares agreed to the cancellation of the one share of Series A1 Preferred Shares issued and outstanding.

Series B Preferred

The Company has authorized 100,000 shares of Series B Preferred Stock. The conversion rights of Series Preferred B were required to be exercised within 5 years. The conversion rights have expired without any of the shares being converted. Series B shares are not entitled to dividends or liquidation preferences and have no voting rights.

Series C Preferred

The Company has authorized 1,000,000 shares of Series C Preferred Stock. Each share of Series C is convertible into one fully paid and nonassessable share of our common stock at an initial conversion price of $1.20, subject to adjustment. The conversion rights of Series Preferred C were required to be exercised within 5 years. The conversion rights have expired without any of the shares being converted.

Series D Preferred

The Company has authorized 380,000 shares of Series D Preferred Stock, which ranks junior to our Series A, Series B and Series C Convertible Preferred Stock, but senior to our common stock. Except with respect to specified transactions that may affect the rights, preferences, privileges or voting power of the Series D Preferred Shares and except as otherwise required by Nevada law, the Series D Preferred Shares have no voting rights. At any time on or after the issuance date, the holder of any Series D Preferred Shares may, at the holder’s option, elect to convert all or any portion of the Series D Preferred Shares held by such person into a number of fully paid and nonassessable shares of common stock equal to the quotient of (i) the stated value ($40.00 per share) of the Series D Preferred Shares being converted divided by (ii) the conversion price, which initially is $0.80 per share, subject to certain adjustments.

In the event of our liquidation, dissolution or winding up, the holders shall be entitled to receive, out of the assets of the Company available for distribution, an amount equal to the Liquidation Preference Amount which is the product of the stocks Stated Value of $40.00 per share plus 120% before any payment or distribution of assets to the holders of Common Stock or any other Junior Stock.

NOTE 7 – COMMON STOCK

The Company affected a forward stock split of 3 for 1 on September 15, 2021, which was approved by the Financial Industry Regulatory Authority (“FINRA”). All shares throughout these financial statements have been retroactively adjusted to reflect the forward split.

During the nine months ended May 31, 2022, the Company sold 1,556,000 Units of its common stock at $0.50, for total cash proceeds of $755,500. Each Unit consists of one common share and one warrant to purchase one additional share of common stock.

During the nine months ended May 31, 2022, the Company issued 50,000 common shares at a price of $0.51 per share in exchange for services for total non-cash compensation of $25,500. The shares were valued based on the closing stock price on the date of grant.

During the nine months ended May 31, 2022, the Company issued 200,000 common shares at a price of $0.90 per share in exchange for services for total non-cash compensation of $180,000. The shares were valued based on the closing stock price on the date of grant.

During the nine months ended May 31, 2022, the Company issued 500,000 common shares at a price of $0.78 per share in exchange for services for total non-cash compensation of $390,000. The shares were valued based on the closing stock price on the date of grant.

During the nine months ended May 31, 2022, the Company issued 150,000 common shares at a price of $0.50 per share in exchange for inventory. The shares were valued based on the price at which the Company was completing private placements and upon mutual agreement by the Company and the creditor.

Refer to Note 4 for related party transactions.

NOTE 8 – STOCK SUBSCRIPTIONS RECEIVABLE

During the nine months ended May 31, 2022, the Company issued 10,000 common shares pursuant to a Share Subscription Agreement in exchange for $5,000. The shares are included in the total number of shares issued and outstanding at May 31, 2022.

NOTE 9 – WARRANTS

During the nine months ended May 31, 2022, the Company sold 1,281,000 Units of its common stock at $0.50, for total cash proceeds of $640,500. Each Unit consists of one common share and one warrant to purchase one additional share of common stock.

The aggregate fair value of the 1,281,000 warrants, totaled $992,775 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $1.00, 0.52% risk free rate, 761% volatility and expected life of the warrants of 2 years. The value of the warrants has been netted against the proceeds of the offering proceeds and accounted for in additional paid in capital up to the amount of proceeds received. The Warrant must be exercised at the earlier of Two (2) years from the date of issuance, or within 30 days after the Company stock closes at or above $1.00 for five (5) consecutive trading days.

During the nine months ended May 31, 2022, the Company sold 275,000 Units of its common stock at $0.50, for total cash proceeds of $137,500. Each Unit consists of one common share and one warrant to purchase one additional share of common stock.

The aggregate fair value of the 275,000 warrants, totaled $214,500 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $1.00, 1.44% risk free rate, 761% volatility and expected life of the warrants of 2 years. The value of the warrants has been netted against the proceeds of the offering proceeds and accounted for in additional paid in capital up to the amount of proceeds received. The Warrant must be exercised at the earlier of Two (2) years from the date of issuance, or within 30 days after the Company stock closes at or above $1.00 for five (5) consecutive trading days.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding, August 31, 2021	-	$-	-
Granted	1,281,000	$1.00	2.00
Granted	275,000	$1.00	2.00
Outstanding, May 31, 2022	1,556,000	$1.00	1.54

NOTE 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The information set forth in this section contains certain “forward-looking statements,” including, among other things, (i) expected changes in our revenues and profitability, (ii) prospective business opportunities, and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends,” or “expects.” These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock. As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Astra Energy, Inc. and our subsidiaries, Astra Energy Africa - SMC Limited, Astra Energy Services Limited, Astra Energy California, Inc. and Astra Energy Tanzania Limited, unless otherwise indicated.

Corporate Overview

The Company was incorporated in the State of Nevada on June 12, 2000, under the name “Fresh Air.com Inc.” In February 2003, the Company changed its name to “Heritage Management, Inc.” On March 2, 2009, the issuer’s name was changed to “Edgewater Foods International, Inc.” On February 27, 2018, the name was changed to “Ocean Smart Inc.” On April 24, 2020, the Company was reinstated in the State of Nevada the name of the Company was changed to “Artic Motion, Inc.” Effective, May 22, 2020, the Company changed its name to Astra Energy Inc. The Company is currently in good standing in Nevada.

On August 24, 2020, the Company effected a reverse stock split of its authorized shares of common stock on a 1:50 basis.

On September 15, 2021, the Company effected a 3 for 1 forward stock split.

On September 21, 2021, the Company incorporated a wholly owned subsidiary in Uganda called Astra Energy Africa - SMC Limited (“Astra Energy Africa”).

On October 12, 2021, the Company incorporated a subsidiary in Uganda called Astra Energy Services Limited. The Company is owned 80% by Astra Energy Inc. and 20% by Ssingo Oils and Gas - SMC Limited of Mityana, Uganda.

On November 15, 2021, the Company incorporated a wholly owned subsidiary in the State of California called Astra Energy California, Inc.

On December 22, 2021, the Company incorporated a subsidiary in Tanzania called Astra Energy Tanzania Limited. The Company is owned 80% by Astra Energy Inc. and 20% by Kiluwa Group of Companies Limited of Kinondoni, Tanzania.

Business Operations

Astra Energy is an emerging company within the electricity generation and transmission sector with a focus on energy production from solar, waste conversion and clean burning fuels. The Company strives to advance clean energy initiatives globally while delivering measurable benefits to communities and value to our investors by investing in and developing renewable and clean energy projects in markets where demand is high and supply is limited.

We are cultivating a portfolio of intellectual property and global licenses for innovative renewable energy technology and generating projects to deploy that technology.

The Company’s corporate strategy is rooted in securing technologies and assets, identifying viable market opportunities and bringing together resources, expertise, technology and defined action plans to execute projects that benefit the planet, communities, local economies and investors.

Astra Energy identifies and develops clean energy and renewable energy projects in underserved markets around the world. The Company focuses on end-to-end development, including:

·	Identifying, acquiring, and developing physical land assets in strategic locations and markets
·	Relationship building with local governments and community stakeholders
·	Procuring contractors and professionals to design, develop, and construct the project
·	Capitalizing the project through financing and incentives such as carbon credits
·	Power grid interconnection
·	Power marketing
·	Ongoing operations
·	Project refinancing and sale
·	Project financing and sale

On January 12, 2022, we entered into an agreement with Green Hygienics Holdings Inc. to supply and install a 110kWh solar powered electricity generating system in Southern California. The project is scheduled for completion in 2022.

We are currently completing a feasibility study for the supply and installation of a 40 MW solar farm with battery storage on the island of Zanzibar, Tanzania. The plan is to secure a power purchase agreement to feed the power into the grid network. The Company has initiated negotiations with the government of Zanzibar to provide the required power.

We are advancing a waste to energy project on the island of Zanzibar to convert 15 tons of municipal solid waste per hour into 10MW/hour of electric power. The project will enable the island to dispose of all of its garbage, thereby avoiding the need for a garbage landfill. Landfills are major generators methane, which is a major greenhouse gas that is responsible for global warming.

We are currently in negotiations with Regreen Technologies to license its innovative Waste-to-Energy system for application in markets around the world and to acquire a 1 Ton per hour processing system and a 15 Ton per hour processing system. The Regreen Total Waste System converts municipal solid waste, food waste and plant waste raw material into biomass pellets which are then converted to various fuels and end products.

On November 1, 2021, the Company entered into an Exclusive Licensing Agreement and Promissory Note with Corporate Guarantee with Albert Mardikian, Regreen Technologies Inc. and Global Sustainable Technologies Inc. Pursuant to the agreement, Astra has to date advanced $150,000 to assist Regreen in completing equipment testing. All advances made by the Company are at their sole discretion. It is a unilateral option to do so and at any time the Company may choose to discontinue to contribute further. As Consideration for supporting the pilot project the Company will receive Exclusivity in the following regions in perpetuity to deploy the technology, Africa, Jamaica, Brazil and Canada. The Company will have priority in terms for equipment supply delivery. To have exclusivity and priority, the Company shall have advanced a minimum of $500,000 USD towards Borrower’s pilot project in Huntington Beach, California. The maturity date shall be 1 year from the Issue Date (the “Maturity Date”) and is the date upon which the remaining unpaid principal sum, as well as any accrued and unpaid interest and other fees, shall be due and payable. If ahead of the maturity date the Borrower sells any equipment or generates revenue from its operations related to this technology the Promissory Note will be paid out from first proceeds in advance of the Maturity Date. Any amount of principal or interest on the Promissory Note shall bear interest at the rate of 10% on the outstanding balance (“Interest”). Interest shall commence accruing on the date of the issuance of the Promissory Note. Partial payments or full payments may be made at any time during the term of the Promissory Note by way of direct wire, from a third-party sale of existing inventory or otherwise. Notwithstanding any other provision any unpaid balance shall be paid no later than one year.

Astra Energy in concert with the government of Tanzania is advancing a 350MW Combined Cycle Gas Power Plant project. The government of Tanzania provided a positive response to the expression of interest, and they have requested a technical proposal. Astra is applying for Advocacy support for this project from the US Mission in Tanzania.

The Company is currently in negotiations to acquire an existing 350MW Combined Cycle Gas Power Plant located in Spain (the “Plant”). The Company has engaged an engineering firm to complete a feasibility study for the relocation and installation of the Plant in Tanzania.

Astra is in the process of securing a gas supply agreement with the Tanzania Petroleum Development Corporation for the natural gas required to fuel the Plant. Once the agreement is executed, we will begin the process of relocating the Plant to Tanzania. As the Plant is installed, the Company will finalize power purchase agreements and distribution agreements.

Results of Operations

Three Months Ended May 31, 2022 Compared to the Three Months Ended May 31, 2021

Revenues

We had no revenue for the three months ended May 31, 2022 and 2021.

Operating Expenses

General and Administrative

For the three months ended May 31, 2022, we had $27,737 of general and administrative (“G&A”) expense compared to $47,343 of G&A expense for the three months ended May 31, 2021, a decrease of $19,606 or 41.4%. The decrease in the current period is due primarily to a reduction in shares issued to consultants.

Business Development

For the three months ended May 31, 2022, we had $103,050 of expense for business development, compared to $35,000 for the three months ended May 31, 2021, an increase of $68,050, or 194.4%. Our business development expense has increased in the current period primarily due to an increase in travel, legal and consulting fee expenditures related to our business operations in Uganda and California.

Consulting – related party

For the three months ended May 31, 2022, we had $15,000 of related party consulting expense compared to $15,000 for the three months ended May 31, 2021.

Executive compensation

For the three months ended May 31, 2022, we had $64,500 of executive compensation expense compared to $57,297 for the three months ended May 31, 2021, an increase of $7,203, or 12.6%.

Net Loss

We incurred a net loss of $210,287 for the three months ended May 31, 2022, compared to $321,640 for three months ended May 31, 2021. Our net loss decreased $111,353 in the current period due to the reasons discussed above.

Nine Months Ended May 31, 2022 Compared to the Nine Months Ended May 31, 2021

Revenues

We realized $25,000 in revenue for the nine months ended May 31, 2022 ($nil for 2021) from a non-refundable deposit on a contract to supply and install a 110 KW solar powered electricity generating system in southern California.

Operating Expenses

General and Administrative

For the nine months ended May 31, 2022, we had $98,836 of G&A expense compared to $69,134 of G&A expense for the nine months ended May 31, 2021, an increase of $29,702 or 43.3%. We realized an increase in our G&A expense in the current period mainly due increases over the prior period of our legal, audit and transfer agent fees.

Business Development

For the nine months ended May 31, 2022, we had $510,926 of expense for business development, compared to $37,000 for the nine months ended May 31, 2021, an increase of $473,926. Our business development expense has increased in the current period primarily due to expenditures related to our business operations in Uganda.

Consulting – related party

For the nine months ended May 31, 2022, we had $45,000 of related party consulting expense compared to $40,000 for the nine months ended May 31, 2021, an increase of $5,000, or 12.5%.

Executive compensation

For the nine months ended May 31, 2022, we had $433,500 of executive compensation expense compared to $392,797 for the nine months ended May 31, 2021, an increase of $40,703, or 10.4%. During the current period we issued common stock to executives for total non-cash stock compensation expense of $240,000 compared to $267,500 of stock compensation expense in the prior period. Not considering stock compensation we had a $68,203 increase as a result of hiring additional executive staff.

Interest Expense

We incurred $210 of interest expense in the current period from the issuance a convertible debenture.

Net Loss

We incurred a net loss of $1,659,182 for the nine months ended May 31, 2022, compared to $724,681 for nine months ended May 31, 2021. Our net loss increased $934,501 in the current period due to the reasons discussed above.

Liquidity and Capital Resources

Currently, we have limited operating capital. Our current capital and our other existing resources will not be sufficient to provide the working capital needed for our current business. Additional capital will be required to meet our debt obligations, and to further expand our business. We may be unable to obtain the additional capital required. Our inability to generate capital or raise additional funds when required will have a negative impact on our business development and financial results.

For the nine months ended May 31, 2022, we primarily funded our business operations with $773,000 net proceeds from the sale of common shares and $20,000 net proceeds from the issuance of a convertible debenture. As of May 31, 2022, we had a working capital deficit of $25,487.

On October 15, 2021, the Company engaged Trimark Capital Partners, a Grand Cayman company, to provide agent services for the sale and issuance of up to $500 million in a series of bonds. Any proceeds will be used to acquire real estate assets and advance the Company’s business development plans.

 Cash Flow Activity

For the nine months ended May 31, 2022, $871,927 was used by operations, compared to $378,478 used by operations in the prior period.

For the nine months ended May 31, 2022, we received $20,000 from the issuance of a convertible debenture and $773,000 from the sale of common stock units.

With our current cash balance will be unable to sustain operations for the next twelve months. We need to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated limited revenue to date. The future of our Company is dependent upon its ability to obtain financing and upon future profitable operations.

We estimate that our operating expenses over the next 12 months will be approximately $600,000. This estimate may change significantly depending on the ability to raise capital from shareholders or other sources.

We anticipate continuing to rely on equity sales and grants of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities. We presently do not have any arrangements for additional financing and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Critical Accounting Policies

Refer to Note 2 of the Financial Statements for a summary of our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer to allow for timely decisions regarding required disclosure.

As of May 31, 2022, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses. The material weaknesses included weaknesses in procedures for control evaluation, a lack of an audit committee, insufficient documentation of review procedures, and insufficient information technology procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended May 31, 2022, the Company sold 1,556,000 Units of its common stock at $0.50, for total cash proceeds of $778,000. Each Unit consists of one common share and one warrant to purchase one additional share of common stock. Proceeds have been used for operating costs as needed.

During the nine months ended May 31, 2022, the Company issued 150,000 common shares at $0.05 per share in exchange for services. The shares were valued based on the closing stock price on the date of the services agreement.

During the nine months ended May 31, 2022, the Company issued 250,000 common shares at a price of $0.78 per share in exchange for services. The shares were valued based on the closing stock price on the date of grant.

During the nine months ended May 31, 2022, the Company issued 50,000 common shares at a price of $0.75 per share in exchange for services. The shares were valued based on the closing stock price on the date of grant.

During the nine months ended May 31, 2022, the Company issued 50,000 common shares at a price of $0.51 per share in exchange for services. The shares were valued based on the closing stock price on the date of grant.

During the nine months ended May 31, 2022, the Company issued 200,000 common shares at a price of $0.90 per share in exchange for services. The shares were valued based on the closing stock price on the date of grant.

During the nine months ended May 31, 2022, the Company issued 500,000 common shares at a price of $0.78 per share in exchange for services. The shares were valued based on the closing stock price on the date of grant.

During the nine months ended May 31, 2022, the Company issued 150,000 common shares at a price of $0.50 per share for the purchase of inventory. The shares were valued based on the price at which the Company was completing private placements and upon mutual agreement by the Company and the creditor.

 In issuing these shares the Company relied on the exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRA ENERGY, INC.

Date: July 12, 2022	/s/ Kermit Harris
Kermit Harris
President, Secretary and Treasurer
Director
(Principal Executive Officer)

Date: July 12, 2022	/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

