Form 10-K/A
period 2022-08-31
Astra Energy, Inc.
filed 2022-12-15
CIK 1231339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, as filed with the Securities and Exchange Commission on December 14, 2022, is to furnish the interactive data files as Exhibit 101 to the Form 10-K. Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-K formatted in XBRL (Extensible Business Reporting Language): (i) our consolidated balance sheets, (ii) our consolidated statements of operations, (iii) our consolidated statements of stockholders' equity (deficit), (iv) our consolidated statements of cash flows, (v) the notes to our consolidated financial statements and (vi) the schedule to our consolidated financial statements.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

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

In exchange for the Seller assigning all patents to Regreen, it is agreed that Regreen will pay to the Seller the total sum of $3,000,000 from the proceeds of the sale of a 15TPH Regreen System if the system is sold at a minimum price of $12,500,000. If the selling price is less than $12,500,000 the Seller will receive 8% of the sale price of the 15 TPH system sold and additional 15 TPH systems sold until the Seller has received a total of $3,000.

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

Part IV

Item 15. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation	10-KSB	3.1	12/14/2005
3.2	Amended and Restated Bylaws	8-K	3.1	08/16/2005
3.3	Amendment to Articles of Incorporation	10-KSB	3.1	11/28/2006
3.4	Amendment to the Articles of Incorporation indicating name change and forward stock split	8-K	3.1	09/15/2021
4.1	Form of Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock	8-K	10.3	04/14/2006
4.2	Form of Certificate of Designation of Rights and Preferences of Series B Convertible Preferred Stock	8-K	10.3	01/18/2007
4.3	Form of Certificate of Designation of Rights and Preferences of Series C Convertible Preferred Stock	8-K	10.3	11/07/2007
4.4	Form of Certificate of Designation of Rights and Preferences of Series D Convertible Preferred Stock	8-K	10.3	05/30/2008
4.5	Certificate, Amendment or Withdrawal of Designation filed with the Nevada Secretary of State on January 21, 2022.	8-K	4.16	02/03/2022
10.1	Exclusive Technology Licensing and Distribution Agreement for the Island of Jamaica dated February 24, 2021.	8-K	10.1	03/17/2021
10.2	Sale and Purchase Agreement for the Country of Jamaica dated March 5, 2021	8-K	10.2	03/17/2021
10.3	Exclusive Technology Licensing and Distribution Agreement for the Province of Alberta dated March 1, 2021	8-K	10.3	03/17/2021
10.4	Sale and Purchase Agreement for the Province of Alberta dated March 5, 2021	8-K	10.4	03/17/2021
10.5	Effective November 1, 2021, the Company entered into an Exclusive Licensing Agreement and Promissory Note with Corporate Guarantee with Albert Mardikian, Regreen Technologies Inc. and Global Sustainable Technologies Inc.	8-K	10.1	11/15/2021
10.6	Employment Agreement with Kermit Harris naming him President of the Registrant dated October 1, 2020,	S-1	10.6	03/03/2022
10.7	Service Agreement with Lisa Thompson as corporate Secretary dated October 3, 2020	S-1	10.7	03/03/2022
10.8	Consulting Agreement with Heidi Thomasen dated January 1, 2021	S-1	10.8	03/03/2022
10.9	Agreement with Rachel Boulds, CPA as contracted Chief Financial Officer dated January 16, 2021	S-1	10.9	03/03/2022
10.10	Agreement with Dan Claycamp appointing him as Chief Operating Officer dated February 1, 2021	S-1	10.10	03/03/2022
10.11	Stock Cancellation Agreement dated January 13, 2022	8-K	10.12	02/03/2022
10.12	Loan/Convertible Debenture dated January 11, 2022	S-1	10.12	06/02/2022
10.13	Uganda Investment Authority Investment License dated November 5, 2021	S-1	10.13	06/02/2022
10.14	Supply and Installation Contract for Green Hygienics Holdings Inc. dated January 12, 2022	S-1	10.14	06/02/2022
10.15	Common Stock Purchase Agreement between the Company and Albert Mardikian	8-K	10.1	08/10/2022
10.16	Addendum to Common Stock Purchase Agreement	8-K	10.2	08/10/2022
10.17	Common Stock Purchase Agreement between the Company and Alpha Ventures LLC	8-K	10.1	08/24/2022
10.18	Common Stock Purchase Agreement between the Company and Garan SAS Di Serapian Aradavast Carlo & Co.	8-K	10.1	09/22/2022
10.19	Common Stock Purchase Agreement between the Company and Hagop Istanboulli	8-K	10.2	09/22/2022
10.20	Common Stock Purchase Agreement between the Company and Rafi Istanboulli	8-K	10.3	09/22/2022
10.21	Common Stock Purchase Agreement between the Company and Chant Istanboulli	8-K	10.4	09/22/2022
10.22	Common Stock Purchase Agreement between the Company and Jack Koumjian	8-K	10.5	09/22/2022
14.1	Code of Ethics	10-K	14.1	12/14/2022
21.1	List of Subsidiaries	10-K	21.1	12/14/2022
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	10-K	31.1	12/14/2022
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	10-K	31.2	12/14/2022
32.1	Section 1350 Certification of Principal Executive Officer	10-K	32.1	12/14/2022
32.2	Section 1350 Certification of Principal Financial Officer	10-K	32.2	12/14/2022
99.5	Audit Committee Charter	10-K	99.5	12/14/2022
101.INS	Inline XBRL Instance Document.				x
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x

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

