Form 10-Q
period 2022-11-30
Astra Energy, Inc.
filed 2023-01-17
CIK 1231339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	ASRE	OTCQB

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,060,828 common shares issued and outstanding as of January 14, 2023.

ASTRA ENERGY, INC.

FORM 10-Q

For the Quarterly Period Ended November 30, 2022

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASTRA ENERGY INC.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2022	August 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash	$6,605	$198,899
Prepaid stock for acquisition (Note 4)	32,856,000	27,026,000
Other receivable-related party	189,385	194,520
Total current assets	33,051,990	27,419,419
Investment in subsidiary (Note 5)	2,725,000	-
Total Assets	$35,776,990	$27,419,419

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$66,004	$49,344
Accounts payable- related parties (Note 6)	85,700	107,200
Due to a related party (Note 7)	220,125	270,185
Accrued interest payable	840	630
Debenture payable (Note 8)	20,000	20,000
Total current liabilities	392,669	447,359

Total Liabilities	392,669	447,359

Commitments and contingencies	—	—

Stockholders' Deficit:
Series A Preferred stock, par $0.001, 8,000,000 shares authorized; 7,774 and 7,774, shares issued and outstanding, respectively	8	8
Series B Preferred stock, par $0.00001, 100,000 shares authorized; 207 shares issued and outstanding	—	—
Series C Preferred stock, par $0.001, 1,000,000 shares authorized; 747,870 shares issued and outstanding	748	748
Series D Preferred stock, par $0.001, 380,000 shares authorized; 304,558 shares issued and outstanding	305	305
Series A1 Preferred stock, par $0.001, 1 share authorized; 1 share and 1 share issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 66,774,540 and 57,855,540 shares issued and outstanding, respectively	66,775	57,856
Stock subscriptions receivable (Note 10)	(5,000)	(5,000)
Common stock to be issued	—	20,000
Additional paid-in capital	69,448,459	59,421,878
Accumulated deficit	(34,126,974)	(32,523,735)
Total Stockholders’ Deficit	35,384,321	26,972,060

Total Liabilities and Stockholders’ Deficit	$35,776,990	$27,419,419

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended November 30,
	2022	2021
Revenue	$—	$—

Operating Expenses:
General and administrative	48,022	323,692
Business development	271,941	-
Consulting - related party	960	45,000
Executive compensation	933,000	105,000
Stock compensation-consulting	347,500	—
Total operating expenses	1,601,423	473,692

Loss from operations	(1,601,423)	(473,692)

Other Expense:
Foreign exchange	400	—
Interest expense	(2,216)	—
Total other expense	(1,816)	—

Loss before provision for income taxes	(1,603,239)	(473,692)
Provision for income taxes	—	—

Net Loss	$(1,603,239)	$(473,692)

Net loss per share, basic and diluted	$(0.03)	$(0.01)
Weighted average shares outstanding, basic and diluted	62,883,727	43,345,947

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED NOVEMBER 30, 2022 AND 2021 (Unaudited)

	Series A Preferred		Series A1 Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Common Stock to Be	Stock Subscription	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Receivable	Capital	Deficit	Total
Balance, August 31, 2022	7,774	$8	1	$—	207	$—	747,870	$748	304,558	$305	57,855,540	$57,856	$20,000	$(5,000)	$59,421,878	$(32,523,735)	26,972,060
Common stock issued for services - related party	—	—	—	—	—	—	—	—	—	—	350,000	350	—	—	848,150	—	848,500
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	350,000	350	—	—	347,150	—	347,500
Common stock issued for acquisition	—	—	—	—	—	—	—	—	—	—	7,650,000	7,650	—	—	8,547,350	—	8,555,000
Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	569,000	569	(20,000)	—	283,931	—	264,500
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,603,239)	(1,603,239)
Balance, November 30, 2022	7,774	$8	1	$—	207	$—	747,870	$748	304,558	$305	66,774,540	$66,775	$—	$(5,000)	$69,448,459	$(34,126,974)	$35,384,321

	Series A Preferred		Series A1 Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Common Stock to Be	Stock Subscription	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Receivable	Capital	Deficit	Total
Balance, August 31, 2021	15,774	$16	1	$—	207	$—	747,870	$748	304,558	$305	42,549,540	$42,550	$100,000	$(100,000)	$29,795,766	$(29,889,190)	$(49,805)
Common stock issued for Services - related party	—	—	—	—	—	—	—	—	—	—	200,000	200	—	—	44,800	—	45,000
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	50,000	50	—	—	25,450	—	25,500
Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	1,281,000	1,281	(80,000)	87,500	639,219	—	648,000
Net loss																(473,692)	(473,692)
Balance, November 30, 2021	15,774	$16	1	$—	207	$—	747,870	$748	304,558	$305	44,080,540	$44,081	$20,000	$(12,500)	$30,505,235	$(30,362,882)	$195,003

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended November 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,603,239)	$(473,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation-related party	-	45,000
Stock based compensation	347,500	25,500
Common stock subscribed	-	120,000
Common stock payable	-	(112,500)
Executive stock compensation	848,500	—
Changes in assets and liabilities:
Agreement receivable	5,135	(138,875)
Accounts payable	16,870	(62,571)
Accounts payable – related party	(21,500)	2,500
Due to related party	(50,060)	—
Net Cash Used in Operating Activities	(456,794)	(594,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of shares	264,500	640,500
Net Cash Provided by Financing Activities	264,500	640,500

Net Change in Cash	(192,294)	45,862
Cash at Beginning of Period	198,899	94,765
Cash at End of Period	$6,605	$140,627

Cash paid during the period for:
Interest	$2,216	$—
Income taxes	$—	$—
Supplemental disclosure of non-cash investing activity:
Common stock issued for investment in subsidiary	$2,725,000	$-
Common stock issued for prepayment of acquisition	$5,830,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTRA ENERGY INC.

Notes to the Condensed Consolidated Financial Statements

November 30, 2022

(Unaudited)

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

Astra Energy, Inc. (the “Company”, “Astra”), was incorporated in the State of Nevada on June 12, 2000.

A Certificate of Amendment was filed on August 22, 2020, with the Nevada Secretary of State changing the name of the Company to Astra Energy, Inc.

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

On August 17, 2022, the Company incorporated a wholly owned subsidiary in the State of Florida called Astra Holcomb Energy Systems Inc.

On September 19, 2022, the Company acquired a 3.1% interest in Regreen Technologies Inc. in exchange for 2,750,000 shares of the Company’s common stock.

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending August 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s financial statements for the year ended August 31, 2022.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of November 30, 2022 and August 31, 2022.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The following is the calculation as of November 30, 2022 and 2021.

	2022	2021
Net Loss	$(1,603,239)	$(473,692)
Weighted average shares outstanding, basic and diluted	62,883,727	44,080,540
Net loss per share, basic and diluted	$(0.03)	$(0.01)

The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

As of November 30, 2022, the Company has 10,667 potentially dilutive shares from Series A preferred stock and 380,698 potentially dilutive shares from the Series D preferred stock. Any potentially dilutive shares have not been included due to their anti-dilutive effect, as the Company as a net loss.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company has an accumulated deficit of $34,126,974 as of November 30, 2022, and no revenue. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – PREPAID STOCK FOR ACQUISITION

The prepaid asset of $32,856,000 relates to the potential acquisition of Regreen Technologies, Inc. The valuation of this asset is subject to the completion of milestones in the underlying agreements and all parties meeting certain requirements. The amount may be impacted by cancellation of the acquisition and/or inability for parties to meet milestones in future periods. There was no impact to the results of operations for the three months ended November 30, 2022, as the company has only issued common stock (currently held in escrow) to Regreen for the acquisition. If, upon completion of the acquisition, there has been a material change to the financial condition of Regreen, it may impact the final valuation for the assets acquired and liabilities assumed in the acquisition.

NOTE 5 – INVESTMENT IN SUBSIDIARY

The investment in subsidiary of $2,725,000 relates to the acquisition of 50% of the outstanding shares of Astra-Holcomb Energy Systems LLC., a Delaware entity, in exchange for 5 million shares of the Company’s common stock. The value of the acquisition was based on the closing stock price of the Company’s shares on the date of the agreement. Astra-Holcomb Energy Systems LLC holds the exclusive rights to manufacture and distribute the patented Holcomb Energy System In-Line Power Generator. There are no other assets and no liabilities in Astra-Holcomb Energy Systems LLC. There was no impact to the results of operations for the three months ended November 30, 2022, as the Company only issued common stock.

NOTE 6 – OTHER RELATED PARTY TRANSACTIONS

During the quarter ended November 30, 2022, the Company entered into a services agreement with the CEO and director of a wholly-owned subsidiary, whereby the Company agreed to issue 200,000 common shares upon execution of the Agreement. The shares were valued based on the closing stock price of $2.10 on the date of the agreement, for total non-cash compensation of $420,000.

During the quarter ended November 30, 2022, the Company entered into a services agreement with the Vice President of a wholly-owned subsidiary, whereby the Company agreed to issue 200,000 common shares upon execution of the Agreement. The shares were valued based on the closing stock price of $2.33 on the date of the agreement, for total non-cash compensation of $466,000.

During the quarter ended November 30, 2022, the Company accrued $15,000 in fees to the President. The Company owes $65,000 to the President at November 30, 2022 ($42,500 – November 30, 2021).

During the quarter ended November 30, 2022, the Company accrued $30,000 in fees to the CEO of a wholly-owned subsidiary. The Company owes $2,000 to the CEO at November 30, 2022 ($nil – November 30, 2021).

During the quarter ended November 30, 2022, the Company paid $20,000 in fees to the CEO of a wholly-owned subsidiary. The Company owes $nil to the CEO at November 30, 2022 ($nil – November 30, 2021).

During the quarter ended November 30, 2022, the Company accrued $6,000 in fees to the Chief Financial Officer. The Company owes $2,000 to the Chief Financial Officer at November 30, 2022 ($nil – November 30, 2021).

During the quarter ended November 30, 2022, the Company accrued $6,000 in fees to the Corporate Secretary. The Company owes $2,000 to the Corporate Secretary at November 30, 2022 ($nil – November 30, 2021).

During the quarter ended November 30, 2022, the Company accrued $7,500 in fees to the Corporate Communications Officer. The Company owes $5,000 to the Corporate Communications Officer at November 30, 2022 ($nil – November 30, 2021).

NOTE 7 – DUE TO A RELATED PARTY

As of November 30, 2022, the Company owed $30,740 to Regreen Technologies Inc., a related party. The advance is non-interest bearing, unsecured and there are no terms of repayment. The CEO and Managing Director of Regreen Technologies is the holder of 10 million common shares of the Company.

NOTE 8 – CONVERTIBLE DEBENTURE

On January 11, 2022, the Company entered into a Convertible Debenture agreement, wherein the Company promised to pay Ron and Monique De Jager $20,000 with interest of 8% per annum on or before January 11, 2024. The Debenture can be converted into 20,000 common shares any time within 2 years with a conversion price of $1.00 per share subject to adjustments as set out in the Debenture. As of November 30, 2022 there is $840 interest owing to the Holders.

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

NOTE 10 – COMMON STOCK

During the quarter ended November 30, 2022, the Company sold 569,000 Units of its common stock at $0.50 per unit for total cash proceeds of $284,500.

During the quarter ended November 30, 2022, the Company issued 250,000 common shares at a price of $1.15 per share in exchange for services for total non-cash compensation of $60,000. The shares were valued based on the closing stock price on the date of the agreement.

During the quarter ended November 30, 2022, the Company issued 100,000 common shares at a price of $0.60 per share in exchange for services for total non-cash compensation of $60,000. The shares were valued based on the closing stock price on the date of the agreement.

During the quarter ended November 30, 2022, the Company issued 5,000,000 common shares at a price of $0.60 per share in exchange for a 50% interest in Astra-Holcomb Energy Systems Inc. The shares were valued based on the closing price at the date of agreement.

During the quarter ended November 30, 2022, the Company issued 2,750,000 common shares at a price of $2.20 per share in exchange for a 3.1% interest in Regreen Technologies Inc. The shares were valued based on the closing price at the date of agreement.

Refer to Note 7 for related party transactions.

NOTE 11 – STOCK SUBSCRIPTIONS RECEIVABLE

As of November 30, 2022, there was $5,000 owing to the Company for 10,000 common shares issued pursuant to a Share Subscription Agreement. The shares are included in the total number of shares issued and outstanding at November 30, 2022.

NOTE 12 – WARRANTS

During the quarter ended November 30, 2022, the Company sold 529,000 Units of its common stock. Each Unit consists of one common share and one warrant to purchase one additional share of common stock.

The aggregate fair value of the 529,000 warrants, totaled $210,526 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $1.00, 4.38% risk free rate, 615.18% volatility and expected life of the warrants of 2 years. The value of the warrants has been netted against the proceeds of the offering proceeds and accounted for in additional paid in capital up to the amount of proceeds received. The Warrant must be exercised at the earlier of Two (2) years from the date of issuance, or within 30 days after the Company stock closes at or above $1.00 for five (5) consecutive trading days.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Weighted Average Fair Value
Outstanding, August 31, 2022	2,326,000	$1.00	2.00	$1.40
Granted	529,000	$3.01	5.65	$0.37
Outstanding, November 30, 2022	2,855,000	$1.00	1.34	$1.20

NOTE 13 – SUBSEQUENT EVENTS

On December 1, 2022, the Company issued 2,750,000 shares of its common stock in exchange for a 3.1% interest in Regreen Technologies Inc.

On December 9, 2022, the Company issued 50,000 shares of its common stock to the COO of a wholly owned subsidiary in exchange for services.

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

On August 17, 2022, the Company entered into an agreement to acquire an additional 8.7% interest in Regreen in exchange for 1,300,000 shares of the Company’s common stock and an agreement to pay $400,000 in cash.

On August 17, 2022, the Company incorporated a wholly owned subsidiary in the State of Florida called Astra Holcomb Energy Systems Inc.

On September 19, 2022, the Company acquired a 3.1% interest in Regreen in exchange for 2,750,000 shares of the Company’s common stock.

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

On November 20, 2022, the Company and its subsidiary, Regreen entered into a Joint Venture Investment Cooperation Agreement with Viecotech Joint Stock Company, a Vietnamese based company. The Joint Venture will manufacture, distribute, and deploy the patented Regreen waste processing system in the Asia Pacific region. Regreen will hold 50% ownership in the Joint Venture. The agreement will be completed upon receipt by Regreen of certain payments from Viecotech.

Business Operations

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

WASTE CONVERSION:

In August 2022, the Company entered into an agreement to acquire a majority interest in Regreen, a California based company with innovative and patented waste conversion technology and equipment. The Regreen Total Waste System converts municipal solid waste, food waste and plant waste raw material into biomass pellets which are then converted to various fuels and end products. In contrast to typical incinerator based WTE systems, the Regreen Total Waste System uses pyrolysis to burn and convert waste. Pyrolysis is an oxygen-absent process that converts dehydrated biomass into flammable liquids and gases under high temperature conditions. The Regreen system works by converting MSW into dried pellets with extremely low moisture content, which are then fed into a pyrolizer. The pyrolizer produces pyro oils (which can be used in generators and engines), carbon black (typically used in rubber manufacturing), and Syngas, which is further processed to yield jet fuel, green diesel, and bitumen (which can be used for asphalt and roofing).

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

POWER GENERATION

In October 2022, the Company entered into a Joint Venture with Holcomb Scientific Research Ltd. (“HSR”) to manufacture and distribute the innovative and patent protected Holcomb Inline Generator for homes, commercial applications, solar projects, electric vehicles, large power scale power plants, and many more applications.

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

Results of Operations

Three Months Ended November 30, 2022 Compared to the Three Months Ended November 30, 2021

Revenues

We had no revenue for the three months ended November 30, 2022 and 2021.

Operating Expenses

General and Administrative

General and administrative expenses decreased to $48,022 from $323,692 for the three months ended November 30, 2022, and 2021, respectively. General and administrative expenses increased in audit and legal expenses, regulatory filing costs, transfer agent fees and decreased in general business development costs.

Business Development

Business development expenses increased to $271,941 from $nil for the three months ended November 30, 2022, and 2021, respectively. Business development expenses increased primarily in travel, engineering studies and consulting fees.

Consulting – related party

Related party consulting expenses decreased to $960 from $45,000 for the three months ended November 30, 2022, and 2021, respectively. The Company utilized independent contactors to reduce related party consulting fees.

Executive compensation

Executive compensation expenses increased to $933,000 from $105,000 for the three months ended November 30, 2022, and 2021, respectively. Executive compensation expenses increased primarily as a result of stock compensation for executives for services rendered. A number of shares were issued when the closing price of the stock was high.

Stock Compensation

Stock compensation-consulting expenses increased to $347,500 from $nil for the three months ended November 30, 2022, and 2021, respectively, primarily as a result of the issuance of stock for services rendered by advisors, consultants and other non-related parties.

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

For the three months ended November 30, 2022, we primarily funded our business operations with $264,500 net proceeds from the sale of common shares. As of November 30, 2022, we had a working capital deficit of $196,679, not taking into account the prepaid stock for acquisition.

Cash Flow Activity

For the three months ended November 30, 2022, $456,794 was used by operations, compared to $594,638 used by operations in the prior period.

For the three months ended November 30, 2022, we received $264,500 from the sale of common stock units.

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

As of November 30, 2022, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses. The material weaknesses included weaknesses in procedures for control evaluation, a lack of an audit committee, insufficient documentation of review procedures, and insufficient information technology procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended November 30, 2022, the Company issued 350,000 shares of its common stock to non-related parties in exchange for services. The shares were valued based on the closing stock price on the date of the services agreement.

During the three months ended November 30, 2022, the Company issued 350,000 shares of its common stock to executives in exchange for services. The shares were valued based on the closing stock price on the date of the services agreement.

During the three months ended November 30, 2022, the Company issued 5,000,000 shares of its common stock in exchange for a 50% interest in Astra-Holcomb Energy Systems LLC.

During the three months ended November 30, 2022, the Company issued 2,750,000 shares of its common stock in exchange for a 3.1% interest in Regreen Technologies Inc.

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

ASTRA ENERGY, INC.

Date: January 17, 2023	/s/ Kermit Harris
Kermit Harris
President, Secretary and Treasurer
Director
(Principal Executive Officer)

Date: January 17, 2023	/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

