Form 10-Q
period 2023-02-28
Astra Energy, Inc.
filed 2023-04-19
CIK 1231339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 73,528,982 common shares issued and outstanding as of April 18, 2023.

ASTRA ENERGY, INC.

FORM 10-Q

For the Quarterly Period Ended February 28, 2023

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASTRA ENERGY INC.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2023	August 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash	$50,687	$198,899
Prepaid stock for acquisition (Note 4)	33,713,913	27,026,000
Other receivable-related party	—	194,520
Total current assets	33,764,600	27,419,419
Investment in subsidiary (Note 5)	3,000,000	—
Total Assets	$36,764,600	$27,419,419

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$124,415	$49,344
Accounts payable- related parties (Note 6)	177,600	107,200
Due to a related party (Note 7)	15,680	270,185
Accrued interest payable	1,373	630
Note payable	100,000	—
Convertible note payable, net of discount of $66,365	2,885	—
Derivative liability	131,504	—
Debenture payable (Note 8)	20,000	20,000
Total current liabilities	573,457	447,359

Total Liabilities	573,457	447,359

Commitments and contingencies	—	—

Stockholders' Deficit:
Series A Preferred stock, par $0.001, 8,000,000 shares authorized; 7,774 shares issued and outstanding	8	8
Series B Preferred stock, par $0.00001, 100,000 shares authorized; 207 shares issued and outstanding	—	—
Series C Preferred stock, par $0.001, 1,000,000 shares authorized; 747,870 shares issued and outstanding	748	748
Series D Preferred stock, par $0.001, 380,000 shares authorized; 304,558 shares issued and outstanding	305	305
Series A1 Preferred stock, par $0.001, 1 share authorized; 1 share issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 73,528,982 and 57,855,540 shares issued and outstanding, respectively	73,529	57,856
Stock subscriptions receivable (Note 13)	(5,000)	(5,000)
Common stock to be issued	—	20,000
Additional paid-in capital	71,297,518	59,421,878
Accumulated deficit	(35,175,965)	(32,523,735)
Total Stockholders’ Deficit	36,191,143	26,972,060

Total Liabilities and Stockholders’ Deficit	$36,764,600	$27,419,419

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2023	2022	2023	2022
Revenue	$—	$25,000	$—	$25,000

Operating Expenses:
General and administrative	32,915	116,493	80,937	479,685
Business development	168,251	—	440,192	—
Consulting - related party	—	15,000	960	30,000
Executive compensation	687,000	259,500	1,620,000	369,000
Stock compensation-consulting	87,900	570,000	435,400	595,000
Total operating expenses	976,066	960,993	2,577,489	1,473,685

Loss from operations	(976,066)	(935,993)	(2,577,489)	(1,448,685)

Other expense:
Foreign exchange	(765)	—	(365)	—
Interest expense	(5,657)	(210)	(7,873)	(210)
Loss on issuance of convertible debt	(36,242)	—	(36,242)	—
Change in fair value of derivative	(30,261)	—	(30,261)	—
Total other expense	(72,925)	(210)	(74,741)	(210)

Loss before income taxes	(1,048,991)	(936,203)	(2,652,230)	(1,448,895)

Provision for income taxes	—	—	—	—

Net Loss	$(1,048,991)	$(936,203)	$(2,652,230)	$(1,448,895)

Net loss per share, basic and diluted and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.03)

Weighted average common shares outstanding, basic and diluted	70,642,209	44,545,484	66,048,782	43,942,402

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2023 AND 2022 (Unaudited)

	Series A Preferred		Series A1 Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Common Stock to	Stock Subscription	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Be Issued	Receivable	Capital	Deficit	Total
Balance, August 31, 2022	7,774	$8	1	$—	207	$—	747,870	$748	304,558	$305	57,855,540	$57,856	$20,000	$(5,000)	$59,421,878	$(32,523,735)	$26,972,060
Shares issued for services - related party	—	—	—	—	—	—	—	—	—	—	350,000	350	—	—	848,150	—	848,500
Shares issued for services	—	—	—	—	—	—	—	—	—	—	350,000	350	—	—	347,150	—	347,500
Shares issued for acquisition	—	—	—	—	—	—	—	—	—	—	7,650,000	7,650	—	—	8,547,350	—	8,555,000
Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	569,000	569	(20,000)	—	283,931	—	264,500
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,603,239)	(1,603,239)
Balance, November 30, 2022	7,774	8	1	—	207	—	747,870	748	304,558	305	66,774,540	66,775	—	(5,000)	69,448,459	(34,126,974)	35,384,321
Shares issued for services - related party	—	—	—	—	—	—	—	—	—	—	3,190,000	3,190	—	—	654,310	—	657,500
Shares issued for services	—	—	—	—	—	—	—	—	—	—	290,000	290	—	—	65,110	—	65,400
Shares issued for acquisition	—	—	—	—	—	—	—	—	—	—	3,274,442	3,274	—	—	1,129,639	—	1,132,913
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,048,991)	(1,048,991)
Balance, February 28, 2023	7,774	$8	1	$—	207	$—	747,870	$748	304,558	$305	73,528,982	$73,529	$—	$(5,000)	$71,297,518	$(35,175,965)	$36,191,143

	Series A Preferred		Series A1 Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Common Stock to	Stock Subscription	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Be Issued	Receivable	Capital	Deficit	Total
Balance, August 31, 2021	15,774	$16	1	$—	207	$—	747,870	$748	304,558	$305	42,549,540	$42,550	$100,000	$(100,000)	$29,795,766	$(29,889,190)	$(49,805)
Common stock issued for services - related party	—	—	—	—	—	—	—	—	—	—	200,000	200	—	—	44,800	—	45,000
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	50,000	50	—	—	64,450	—	64,500
Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	1,281,000	1,281	(80,000)	87,500	639,219	—	648,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(512,692)	(512,692)
Balance, November 30, 2021	15,774	16	1	—	207	—	747,870	748	304,558	305	44,080,540	44,081	20,000	(12,500)	30,544,235	(30,401,882)	195,003
Common stock issued for services - related party	—	—	—	—	—	—	—	—	—	—	250,000	250	—	—	194,750	—	195,000
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	700,000	700	—	—	530,300	—	531,000
Common stock issued for inventory	—	—	—	—	—	—	—	—	—	—	150,000	150	—	—	74,850	—	75,000
Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	275,000	275	(20,000)	(10,000)	137,225	—	107,500
Preferred shares cancelled	(8,000)	(8)	(1)	—	—	—	—	—	—	—	—	—	—	—	8	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(936,203)	(936,203)
Balance, February 28, 2022	7,774	$8	—	$—	207	$—	747,870	$748	304,558	$305	45,455,540	$45,456	$—	$(22,500)	$31,481,368	$(31,338,085)	$167,300

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended February 28,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,652,230)	$(1,448,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related party	1,506,000	240,000
Stock based compensation	412,900	595,500
Debt discount amortization	2,885	—
Loss on issuance of convertible debt	36,242	—
Change in fair value of derivative	30,261	—
Changes in assets and liabilities:
Inventory	—	(106,913)
Agreement receivable	—	(157,625)
Accounts payable	75,071	57,740
Accounts payable – related party	70,400	2,500
Due to related party	(59,984)	—
Accrued interest	743	210
Net Cash Used in Operating Activities	(577,712)	(817,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debenture	—	20,000
Proceeds from note payable	100,000	—
Proceeds from convertible note payable	65,000	—
Common stock issued for cash	264,500	755,500
Net Cash Provided by Financing Activities	429,500	775,500

Net Change in Cash	(148,212)	(41,983)
Cash at Beginning of period	198,899	94,765
Cash at End of period	$50,687	$52,782

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental disclosure of non-cash investing activity:
Common stock issued for inventory	$—	$75,000
Common stock issued for investment in subsidiary	$3,000,000	$—
Common stock issued for prepayment of acquisition	$6,687,912	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTRA ENERGY INC.

Notes to the Condensed Consolidated Financial Statements

February 28, 2023

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

On January 12, 2023, the Company acquired an 7.5% interest in Regreen Technologies Inc. in exchange for 1,216,288 shares of the Company’s common stock.

On January 16, 2023, the Company acquired an 8.2% interest in Regreen Technologies Inc. in exchange for 2,058,154 shares of the Company’s common stock.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the unaudited financial statements for the three and six months ended February 28, 2023.

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of February 28, 2023 and August 31, 2022.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The following is the calculation as of February 28, 2023 and 2022.

	2023	2022
Net Loss	$(2,652,230)	$(1,448,895)
Weighted average shares outstanding, basic and diluted	66,048,782	43,942,402
Net loss per share, basic and diluted	$(0.04)	$(0.03)

The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

As of February 28, 2023, the Company has 10,667 potentially dilutive shares from Series A preferred stock and 380,698 potentially dilutive shares from the Series D preferred stock. Any potentially dilutive shares have not been included due to their anti-dilutive effect, as the Company as a net loss.

The Company evaluates its convertible notes to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic No. 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

Level 1: Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2: Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly.

Level 2 inputs include quoted prices for similar assets, quoted prices in markets that are not considered to be active, and observable inputs other than quoted prices such as interest rates.

Level 3: Level 3 inputs are unobservable inputs.

The following required disclosure of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows: Cash and Cash Equivalents, Accounts Receivable, and Accounts Payable. The items are generally short-term in nature, and accordingly, the carrying amounts reported on the consolidated balance sheets are reasonable approximations of their fair values.

The carrying amounts of Notes Payable approximate the fair value as the notes bear interest rates that are consistent with current market rates.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of February 28, 2023:

Description	Level 1	Level 2	Level 3	Total Losses
Derivative	$-	$-	$131,504	$30,261
Total	$-	$-	$131,504	$30,261

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company has an accumulated deficit of $35,175,965 as of February 28, 2023, and no revenue. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – PREPAID STOCK FOR ACQUISITION

The prepaid asset of $33,713,913 relates to the potential acquisition of Regreen Technologies, Inc. The valuation of this asset is subject to the completion of milestones in the underlying agreements and all parties meeting certain requirements. The amount may be impacted by cancellation of the acquisition and/or inability for parties to meet milestones in future periods. There was no impact to the results of operations for the three and six months ended February 28, 2023, as the company has only issued common stock (currently held in escrow) to Regreen for the acquisition. If, upon completion of the acquisition, there has been a material change to the financial condition of Regreen, it may impact the final valuation for the assets acquired and liabilities assumed in the acquisition.

NOTE 5 – INVESTMENT IN SUBSIDIARY

The investment in subsidiary of $3,000,000 relates to the acquisition of 50% of the outstanding shares of Astra-Holcomb Energy Systems LLC., a Delaware entity, in exchange for 5 million shares of the Company’s common stock. The value of the acquisition was based on the closing stock price of the Company’s shares on the date of the agreement. Astra-Holcomb Energy Systems LLC holds the exclusive rights to manufacture and distribute the patented Holcomb Energy System In-Line Power Generator. There are no other assets and no liabilities in Astra-Holcomb Energy Systems LLC. There was no impact to the results of operations for the three and six months ended February 28, 2023, as the Company only issued common stock.

NOTE 6 – OTHER RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2023, the Company entered into a services agreement with the CEO and director of a wholly-owned subsidiary, whereby the Company agreed to issue 200,000 common shares. The shares were valued based on the closing stock price of $2.10 on the date of the agreement, for total non-cash compensation of $420,000.

During the six months ended February 28, 2023, the Company entered into a services agreement with the Vice President of a wholly-owned subsidiary, whereby the Company agreed to issue 200,000 common shares. The shares were valued based on the closing stock price of $2.33 on the date of the agreement, for total non-cash compensation of $466,000.

During the six months ended February 28, 2023, the Company entered into a services agreement with the Chief Operating Officer of a wholly-owned subsidiary, whereby the Company agreed to issue 90,000 common shares. The shares were valued based on the closing stock price of $0.25 on the date of the agreement, for total non-cash compensation of $22,500.

During the six months ended February 28, 2023, the Company issued 100,000 common shares to the Corporate Communications Officer pursuant to an agreement dated December 15, 2021. The shares were valued based on the closing stock price of $0.05 on the date of the agreement, for total non-cash compensation of $5,000.

During the six months ended February 28, 2023, the Company issued 2,000,000 common shares to the President in exchange for services.  The shares were valued based on the closing stock price of $0.21 on the date of the agreement, for total non-cash compensation of $420,000.

During the six months ended February 28, 2023, the Company issued 1,000,000 common shares to the CEO of a wholly owned subsidiary in exchange for services.  The shares were valued based on the closing stock price of $0.21 on the date of the agreement, for total non-cash compensation of $210,000.

During the six months ended February 28, 2023, the Company accrued $30,000 in fees to the President. The Company owes $84,000 to the President at February 28, 2023 ($57,500 – August 31, 2022).

During the six months ended February 28, 2023, the Company accrued $60,000 in fees to the CEO of a wholly-owned subsidiary. The Company owes $44,625 to the CEO at February 28, 2023 ($nil – August 31, 2022).

During the six months ended February 28, 2023, the Company paid $20,000 in fees to the CEO of a wholly-owned subsidiary. The Company owes $nil to the CEO at February 28, 2023 ($nil – August 31, 2022).

During the six months ended February 28, 2023, the Company accrued $12,000 in fees to the Chief Financial Officer. The Company owes $2,250 to the Chief Financial Officer at February 28, 2023 ($nil – August 31, 2022).

During the six months ended February 28, 2023, the Company accrued $12,000 in fees to the Corporate Secretary. The Company owes $2,700 to the Corporate Secretary at February 28, 2023 ($nil – August 31, 2022).

NOTE 7 – DUE TO A RELATED PARTY

As of February 28, 2023 and August 31, 2022, the Company owed $15,680 and $270,185, respectively, to Regreen Technologies Inc., a related party. The advance is non-interest bearing, unsecured and there are no terms of repayment. The CEO and Managing Director of Regreen Technologies is the holder of 10 million common shares of the Company.

NOTE 8 – CONVERTIBLE DEBENTURE

On January 11, 2022, the Company entered into a Convertible Debenture agreement, wherein the Company promised to pay Ron and Monique De Jager $20,000 with interest of 8% per annum on or before January 11, 2024. The Debenture can be converted into 20,000 common shares any time within 2 years with a conversion price of $1.00 per share subject to adjustments as set out in the Debenture. As of February 28, 2023, there is $1,050 interest owing to the Holders.

NOTE 9 – NOTE PAYABLE

On February 16, 2023, the Company entered into a Loan agreement, wherein the Company promised to pay TTII Strategic Acquisitions & Equity, Inc. $100,000 with interest of 10% per annum on or before February 16, 2024. The loan is secured by a patent held by Regreen Technologies, Inc.

NOTE 10 – CONVERTIBLE NOTE PAYABLE

On February 13, 2023, the Company issued a convertible promissory note to 1800 Diagonal Lending LLC in the amount of $69,250. The company received $65,000, after OID, transaction and legal costs. The note bears interest at 9% and matures in one year. The difference of $4,250 was recorded as a debt discount. The note is convertible into shares of common stock at 65% of the lowest trading price for the 10 days prior to conversion.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at August 31, 2022	$—
Increase to derivative due to new issuances	101,242
Decrease to derivative due to conversions	—
Derivative loss due to mark to market adjustment	30,262
Balance at February 28, 2023	$131,504

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of February 28, 2023 is as follows:

Inputs	February 28, 2023	Initial Valuation
Stock price	$0.235	$0.21
Conversion price	$0.107	$0.121
Volatility (annual)	253%	246.6%
Risk-free rate	5.02%	4.91%
Dividend rate	–	–
Years to maturity	0.96	1

NOTE 11 – PREFERRED STOCK

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

NOTE 12 – COMMON STOCK

During the six months ended February 28, 2023, the Company sold 569,000 Units of its common stock at $0.50 per unit for total cash proceeds of $284,500.

During the six months ended February 28, 2023, the Company issued 100,000 common shares in exchange for services for total non-cash compensation of $60,000. The shares were valued based on the closing stock price on the date of the agreement.

During the six months ended February 28, 2023, the Company issued 250,000 common shares in exchange for services for total non-cash compensation of $287,500. The shares were valued based on the closing stock price on the date of the agreement.

During the six months ended February 28, 2023, the Company issued 50,000 common shares in exchange for services for total non-cash compensation of $15,000. The shares were valued based on the closing stock price on the date of the agreement.

During the six months ended February 28, 2023, the Company issued 240,000 common shares in exchange for services for total non-cash compensation of $50,400. The shares were valued based on the closing stock price on the date of the agreement.

During the six months ended February 28, 2023, the Company issued 5,000,000 common shares at a price of $0.60 per share in exchange for a 50% interest in Astra-Holcomb Energy Systems Inc. The shares were valued based on the closing price at the date of agreement.

During the six months ended February 28, 2023, the Company issued 5,924,442 common shares in exchange for an 18.8% interest in Regreen Technologies Inc., for a total value of $6,687,913. The shares were valued based on the closing price at the date of agreement.

Refer to Note 6 for related party transactions.

NOTE 13 – STOCK SUBSCRIPTIONS RECEIVABLE

As of February 28, 2023, there was $5,000 owing to the Company for 10,000 common shares issued pursuant to a Share Subscription Agreement. The shares are included in the total number of shares issued and outstanding at February 28, 2023.

NOTE 14 – WARRANTS

During the six months ended February 28, 2023, the Company sold 529,000 Units of its common stock. Each Unit consists of one common share and one warrant to purchase one additional share of common stock.

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Weighted Average Fair Value
Outstanding, August 31, 2022	2,326,000	$1.00	2.00	$1.40
Granted	529,000	$1.00	5.65	$0.37
Outstanding, February 28, 2023	2,855,000	$1.00	1.09	$1.20

NOTE 15 – SUBSEQUENT EVENTS

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

Results of Operations

Three Months Ended February 28, 2023 Compared to the Three Months Ended February 28, 2022

Revenues

We had no revenue for the three months ended February 28, 2023, compared to $25,000 for the three months ended February 28, 2022. In the prior period, we recognized revenue of $25,000 from one customer from a non-refundable deposit on a contract to supply and install a 110 KW solar powered electricity generating system in southern California.

Operating Expenses

General and Administrative

General and administrative expenses were $32,915 and $116,493 for the three months ended February 28, 2023, and 2022, respectively, a decrease of $83,578, or 71.7%. General and administrative expenses increased in audit and legal expenses, regulatory filing costs, transfer agent fees and decreased in other general business costs.

Business Development

Business development expenses were $168,251 and $0 for the three months ended February 28, 2023, and 2022, respectively, an increase of $168,261. Business development expenses increased primarily in travel, engineering studies and consulting fees.

Consulting – related party

Related party consulting expenses decreased to $0 from $15,000 for the three months ended February 28, 2023, and 2022, respectively. The Company utilized independent contractors to reduce related party consulting fees.

Executive compensation

Executive compensation expenses were $687,000 and $259,500 for the three months ended February 28, 2023, and 2022, respectively. Executive compensation expenses increased primarily as a result of stock compensation for executives for services rendered. A number of shares were issued when the closing price of the stock was high.

Stock Compensation

Stock compensation-consulting expenses were $87,900 and $570,000 for the three months ended February 28, 2023, February 28, 2023, and 2022, respectively. The decrease is a result of a lower stock price on shares issued in the current period compared to the price in the prior period. Common shares are issued for services rendered by advisors, consultants and other non-related parties.

Other Expenses

For the six months ended February 28, 2023, we had total other expense of $72,925. We incurred interest expense of $5,657, which included $2,885 of debt discount amortization, and $765 of foreign exchange expense. We also recognized a loss on the issuance of convertible debt of $36,242 and a loss for the change in fair value of a derivative of $30,261. In the prior period we only had interest expense of $210.

Six Months Ended February 28, 2023 Compared to the Six Months Ended February 28, 2022

Revenues

We had no revenue for the six months ended February 28, 2023, compared to $25,000 for the six months ended February 28, 2022. In the prior period, we recognized revenue of $25,000 from one customer from a non-refundable deposit on a contract to supply and install a 110 KW solar powered electricity generating system in southern California.

Operating Expenses

General and Administrative

General and administrative expenses were $80,937 and $479,685 for the six months ended February 28, 2023 and 2022, respectively, a decrease of $398,748, or 83.1%. General and administrative expenses increased in audit and legal expenses, regulatory filing costs, transfer agent fees and decreased in other general business costs.

Business Development

Business development expenses were $440,192 and $0 for the six months ended February 28, 2023 and 2022, respectively, an increase of $440,192. Business development expenses increased primarily in travel, engineering studies and consulting fees.

Consulting – related party

Related party consulting expenses decreased to $960 from $30,000 for the six months ended February 28, 2023, and 2022, respectively. The Company utilized independent contractors to reduce related party consulting fees.

Executive compensation

Executive compensation expenses were $1,620,000 and $369,000 for the six months ended February 28, 2023, and 2022, respectively. Executive compensation expenses increased primarily as a result of stock compensation for executives for services rendered. A number of shares were issued when the closing price of the stock was high.

Stock Compensation

Stock compensation-consulting expenses were $435,400 and $595,000 for the six months ended February 28, 2023, and 2022, respectively. The decrease is a result of a lower stock price on shares issued in the current period compared to the price in the prior period. Common shares are issued for services rendered by advisors, consultants and other non-related parties.

Other Expenses

For the six months ended February 28, 2023, we had total other expense of $74,741. We incurred interest expense of $7,873, which included $2,885 of debt discount amortization, and $365 of foreign exchange expense. We also recognized a loss on the issuance of convertible debt of $36,242 and a loss for the change in fair value of a derivative of $30,261. In the prior period we only had interest expense of $210.

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

For the six months ended February 28, 2023, we primarily funded our business operations with $264,500 net proceeds from the sale of common shares. As of February 28, 2023, we had a working capital deficit of $522,770, not taking into account the prepaid stock for acquisition.

Cash Flow Activity

For the six months ended February 28, 2023, $577,712 of cash was used by operations, compared to $817,483 used by operations in the prior period.

For the six months ended February 28, 2023, we received $264,500 from the sale of common stock units, $100,000 from a note payable and $65,000 from a convertible note payable.

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

As of February 28, 2023, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses. The material weaknesses included weaknesses in procedures for control evaluation, a lack of an audit committee, insufficient documentation of review procedures, and insufficient information technology procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended February 28, 2023, the Company issued 290,000 shares of its common stock to non-related parties in exchange for services. The shares were valued based on the closing stock price on the date of the services agreement.

During the three months ended February 28, 2023, the Company issued 3,190,000 shares of its common stock to executives and other related parties in exchange for services. The shares were valued based on the closing stock price on the date of the services agreement.

During the six months ended February 28, 2023, the Company issued 5,924,442 common shares in exchange for an 18.8% interest in Regreen Technologies Inc., for a total value of $6,687,913. The shares were valued based on the closing price at the date of agreement.

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

ASTRA ENERGY, INC.

Date: April 19, 2023	/s/ Kermit Harris
Kermit Harris
President, Secretary and Treasurer
Director
(Principal Executive Officer)

Date: April 19, 2023	/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

