Form 10-Q
period 2023-05-31
Astra Energy, Inc.
filed 2023-07-18
CIK 1231339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 66,578,982 common shares issued and outstanding as of July 17, 2023.

ASTRA ENERGY, INC.

FORM 10-Q

For the Quarterly Period Ended May 31, 2023

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASTRA ENERGY INC.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2023	August 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash	$9,297	$198,899
Prepaid stock for acquisition (Note 4)	16,468,913	9,701,000
Other receivable-related party	—	194,520
Total current assets	16,478,210	10,094,419
Investment in subsidiary (Note 5)	3,000,000	—
Operating leases, right of use assets	4,818,470	—
Total Assets	$24,296,680	$10,094,419

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120,856	$49,344
Accounts payable- related parties (Note 6)	205,100	107,200
Refundable deposits	150,000	—
Due to a related party (Note 7)	15,680	270,185
Accrued interest payable	3,154	630
Note payable	100,000	—
Convertible note payable, net of discount of $49,052	20,198	—
Derivative liability	110,906	—
Debenture payable (Note 8)	20,000	20,000
Operating lease liability – current portion	127,460	—
Total current liabilities	873,354	447,359
Operating lease liability – net of current portion	4,691,010	—
Total Liabilities	5,564,364	447,359

Commitments and contingencies	—	—

Stockholders' Deficit:
Series A Preferred stock, par $0.001, 8,000,000 shares authorized; 7,774 shares issued and outstanding	8	8
Series B Preferred stock, par $0.00001, 100,000 shares authorized; 207 shares issued and outstanding	—	—
Series C Preferred stock, par $0.001, 1,000,000 shares authorized; 747,870 shares issued and outstanding	748	748
Series D Preferred stock, par $0.001, 380,000 shares authorized; 304,558 shares issued and outstanding	305	305
Series A1 Preferred stock, par $0.001, 1 share authorized; 1 share issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 74,078,982 and 66,578,982 shares issued and outstanding, respectively as of May 31, 2023; and 57,855,540 and 50,355,540 shares issued and outstanding, respectively, as of February 28, 2023	66,579	50,356
Stock subscriptions receivable (Note 13)	(5,000)	(5,000)
Common stock to be issued	—	20,000
Additional paid-in capital	54,067,468	42,104,378
Accumulated deficit	(35,397,792)	(32,523,735)
Total Stockholders’ Equity	18,732,316	9,647,060

Total Liabilities and Stockholders’ Equity	$24,296,680	$10,094,419

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2023	2022	2023	2022
Revenue	$—	$—	$—	$25,000

Operating Expenses:
General and administrative	36,362	27,527	117,299	98,836
Business development	124,152	103,050	564,344	510,926
Consulting - related party	2,500	15,000	3,460	45,000
Executive compensation	57,000	64,500	1,677,000	433,500
Stock compensation-consulting	8,000	—	443,400	595,000
Total operating expenses	228,014	210,077	2,805,503	1,683,762

Loss from operations	(228,014)	(210,077)	(2,805,503)	(1,658,762)

Other expense:
Foreign exchange	4,684	—	4,319	—
Interest expense	(19,094)	(210)	(26,967)	(420)
Loss on issuance of convertible debt	—	—	(36,242)	—
Change in fair value of derivative	20,597	—	(9,664)	—
Total other expense	6,187	(210)	(68,554)	(420)

Loss before income taxes	(221,827)	(210,287)	(2,874,057)	(1,659,182)

Provision for income taxes	—	—	—	—

Net Loss	$(221,827)	$(210,287)	$(2,874,057)	$(1,659,182)

Net loss per share, basic and diluted and diluted	$(0.00)	$(0.00)	$(0.05)	$(0.04)

Weighted average common shares outstanding, basic and diluted	66,141,482	45,455,540	61,536,642	44,452,324

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2023 AND 2022 (Unaudited)

	Series A Preferred		Series A1 Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Common Stock to	Stock Subscription	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Be Issued	Receivable	Capital	Deficit	Total
Balance, August 31, 2022	7,774	$8	1	$—	207	$—	747,870	$748	304,558	$305	50,355,540	$50,356	$20,000	$(5,000)	$42,104,378	$ $(32,523,735)	$9,647,060
Shares issued for services - related party	—	—	—	—	—	—	—	—	—	—	350,000	350	—	—	848,150	—	848,500
Shares issued for services	—	—	—	—	—	—	—	—	—	—	350,000	350	—	—	347,150	—	347,500
Shares issued for acquisition	—	—	—	—	—	—	—	—	—	—	7,650,000	7,650	—	—	8,547,350	—	8,555,000
Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	569,000	569	(20,000)	—	283,931	—	264,500
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,603,239)	(1,603,239)
Balance, November 30, 2022	7,774	8	1	—	207	—	747,870	748	304,558	305	59,274,540	59,275	—	(5,000)	52,130,959	(34,126,974)	18,059,321
Shares issued for services - related party	—	—	—	—	—	—	—	—	—	—	3,190,000	3,190	—	—	654,310	—	657,500
Shares issued for services	—	—	—	—	—	—	—	—	—	—	290,000	290	—	—	65,110	—	65,400
Shares issued for acquisition	—	—	—	—	—	—	—	—	—	—	3,274,442	3,274	—	—	1,129,639	—	1,132,913
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,048,991)	(1,048,991)
Balance, February 28, 2023	7,774	8	1	—	207	—	747,870	748	304,558	305	66,028,982	66,029	—	(5,000)	53,980,018	(35,175,965)	18,866,142
Shares issued for services	—	—	—	—	—	—	—	—	—	—	50,000	50	—	—	7,950	—	8,000
Shares issued for acquisition	—	—	—	—	—	—	—	—	—	—	500,000	500	—	—	79,500	—	80,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(221,827)	(221,827)
Balance, May 31, 2023	7,774	$8	1	$—	207	$—	747,870	$748	304,558	$305	66,578,982	$66,579	$—	$(5,000)	$54,067,468	$(35,397,792)	$18,732,316

	Series A Preferred		Series A1 Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Common Stock to	Stock Subscription	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Be Issued	Receivable	Capital	Deficit	Total
Balance, August 31, 2021	15,774	$16	1	$—	207	$—	747,870	$748	304,558	$305	42,549,540	$42,550	$100,000	$(100,000)	$29,795,766	$(29,889,190)	$(49,805)
Common stock issued for services - related party	—	—	—	—	—	—	—	—	—	—	200,000	200	—	—	44,800	—	45,000
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	50,000	50	—	—	64,450	—	64,500
Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	1,281,000	1,281	(80,000)	87,500	639,219	—	648,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(512,692)	(512,692)
Balance, November 30, 2021	15,774	16	1	—	207	—	747,870	748	304,558	305	44,080,540	44,081	20,000	(12,500)	30,544,235	(30,401,882)	195,003
Common stock issued for services - related party	—	—	—	—	—	—	—	—	—	—	250,000	250	—	—	194,750	—	195,000
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	700,000	700	—	—	530,300	—	531,000
Common stock issued for inventory	—	—	—	—	—	—	—	—	—	—	150,000	150	—	—	74,850	—	75,000
Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	275,000	275	(20,000)	(10,000)	137,225	—	107,500
Preferred shares cancelled	(8,000)	(8)	(1)	—	—	—	—	—	—	—	—	—	—	—	8	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(936,203)	(936,203)
Balance, February 28, 2022	7,774	8	—	—	207	—	747,870	748	304,558	305	45,455,540	45,456	—	(22,500)	31,481,368	(31,338,085)	167,300
Common stock issued for cash	—	—	—	—	—	—	—	—	—	—		—	—	17,500	—	—	17,500
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(210,287)	(210,287)
Balance, May 31, 2022	7,774	$8	—	$—	207	$—	747,870	$748	304,558	$305	45,455,540	$45,456	$—	$(5,000)	$31,481,368	$(31,548,372)	$(25,487)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended May 31,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,874,057)	$(1,659,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation – related party	1,506,000	240,000
Stock based compensation	420,900	595,500
Debt discount amortization	20,197	—
Loss on issuance of convertible debt	36,242	—
Change in fair value of derivative	9,664	—
Changes in assets and liabilities:
Inventory	—	(106,913)
Agreement receivable	—	(179,385)
Accounts payable	71,512	56,833
Accounts payable – related party	97,900	180,800
Due to related party	(59,984)	—
Customer deposits	150,000	—
Accrued interest	2,524	420
Net Cash Used in Operating Activities	(619,102)	(871,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debenture	—	20,000
Proceeds from note payable	100,000	—
Proceeds from convertible note payable	65,000	—
Common stock issued for cash	264,500	773,000
Net Cash Provided by Financing Activities	429,500	793,000

Net Change in Cash	(189,602)	(78,927)
Cash at Beginning of period	198,899	94,765
Cash at End of period	$9,297	$15,838

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental disclosure of non-cash investing activity:
Common stock issued for inventory	$—	$75,000
Common stock issued for investment in subsidiary	$3,000,000	$—
Common stock issued for prepayment of acquisition	$6,687,912	$—
Establish right of use asset	$4,818,470	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTRA ENERGY INC.

Notes to the Condensed Consolidated Financial Statements

May 31, 2023

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the unaudited financial statements for the three and nine months ended May 31, 2023.

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of May 31, 2023 and August 31, 2022.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The following is the calculation as of May 31, 2023 and 2022.

	2023	2022
Net Loss	$(2,874,057)	$(1,659,182)
Weighted average shares outstanding, basic and diluted	61,536,642	44,452,324
Net loss per share, basic and diluted	$(0.05)	$(0.04)

The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

As of May 31, 2023, the Company has 10,667 potentially dilutive shares from Series A preferred stock, 380,698 potentially dilutive shares from the Series D preferred stock and approximately 841,940 potentially dilutive shares from a convertible note payable. Any potentially dilutive shares have not been included due to their anti-dilutive effect, as the Company as a net loss.

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

The carrying amounts of Notes Payable approximate the fair value as the notes bear interest rates that are consistent with current market rates.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of May 31, 2023:

Description	Level 1	Level 2	Level 3	Total Losses
Derivative	$—	$—	$110,906	$9,664
Total	$—	$—	$110,906	$9,664

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

NOTE 3 - GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company has an accumulated deficit of $35,397,792 as of May 31, 2023, and no revenue. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 - PREPAID STOCK FOR ACQUISITION

The prepaid asset of $16,468,912 relates to the potential acquisition of Regreen Technologies, Inc. The valuation of this asset is subject to the completion of milestones in the underlying agreements and all parties meeting certain requirements. The amount may be impacted by cancellation of the acquisition and/or inability for parties to meet milestones in future periods. There was no impact to the results of operations for the three and nine months ended May 31, 2023, as the company has only issued common stock (currently held in escrow) to Regreen for the acquisition. If, upon completion of the acquisition, there has been a material change to the financial condition of Regreen, it may impact the final valuation for the assets acquired and liabilities assumed in the acquisition.

NOTE 5 - INVESTMENT IN SUBSIDIARY

The investment in subsidiary of $3,000,000 relates to the acquisition of 50% of the outstanding shares of Astra-Holcomb Energy Systems LLC., a Delaware entity, in exchange for 5 million shares of the Company’s common stock. The value of the acquisition was based on the closing stock price of the Company’s shares on the date of the agreement. Astra-Holcomb Energy Systems LLC holds the exclusive rights to manufacture and distribute the patented Holcomb Energy System In-Line Power Generator. There are no other assets and no liabilities in Astra-Holcomb Energy Systems LLC. There was no impact to the results of operations for the three and nine months ended May 31, 2023, as the Company only issued common stock.

NOTE 6 - OTHER RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2023, the Company entered into a services agreement with the CEO and director of a wholly-owned subsidiary, whereby the Company agreed to issue 200,000 common shares. The shares were valued based on the closing stock price of $2.10 on the date of the agreement, for total non-cash compensation of $420,000.

During the nine months ended May 31, 2023, the Company entered into a services agreement with the Vice President of a wholly-owned subsidiary, whereby the Company agreed to issue 200,000 common shares. The shares were valued based on the closing stock price of $2.33 on the date of the agreement, for total non-cash compensation of $466,000.

During the nine months ended May 31, 2023, the Company entered into a services agreement with the Chief Operating Officer of a wholly-owned subsidiary, whereby the Company agreed to issue 90,000 common shares. The shares were valued based on the closing stock price of $0.25 on the date of the agreement, for total non-cash compensation of $22,500.

During the nine months ended May 31, 2023, the Company issued 100,000 common shares to the Corporate Communications Officer pursuant to an agreement dated December 15, 2021. The shares were valued based on the closing stock price of $0.05 on the date of the agreement, for total non-cash compensation of $5,000.

During the nine months ended May 31, 2023, the Company issued 2,000,000 common shares to the President in exchange for services.  The shares were valued based on the closing stock price of $0.21 on the date of the agreement, for total non-cash compensation of $420,000.

During the nine months ended May 31, 2023, the Company issued 1,000,000 common shares to the CEO of a wholly owned subsidiary in exchange for services.  The shares were valued based on the closing stock price of $0.21 on the date of the agreement, for total non-cash compensation of $210,000.

During the nine months ended May 31, 2023, the Company accrued $45,000 in fees to the President. The Company owes $71,500 to the President at May 31, 2023 ($57,500 – August 31, 2022).

During the nine months ended May 31, 2023, the Company accrued $90,000 in fees to the CEO of a wholly owned subsidiary. The Company owes $59,650 to the CEO at May 31, 2023 ($nil – August 31, 2022).

During the nine months ended May 31, 2023, the Company paid $20,000 in fees to the CEO of a wholly owned subsidiary. The Company owes $nil to the CEO at May 31, 2023 ($nil – August 31, 2022).

During the nine months ended May 31, 2023, the Company accrued $18,000 in fees to the Chief Financial Officer. The Company owes $7,750 to the Chief Financial Officer at May 318, 2023 ($nil – August 31, 2022).

During the nine months ended May 31, 2023, the Company accrued $18,000 in fees to the Corporate Secretary. The Company owes $8,700 to the Corporate Secretary at May 31, 2023 ($nil – August 31, 2022).

During the nine months ended May 31, 2023, the Company accrued $67,500 in fees to the VP of Project Development. The Company owes $57,500 to the Corporate Secretary at May 31, 2023 ($nil – August 31, 2022).

NOTE 7 - DUE TO A RELATED PARTY

As of May 31, 2023 and August 31, 2022, the Company owed $15,680 and $270,185, respectively, to Regreen Technologies Inc., a related party. The advance is non-interest bearing, unsecured and there are no terms of repayment. The CEO and Managing Director of Regreen Technologies is the holder of 10 million common shares of the Company.

NOTE 8 - CONVERTIBLE DEBENTURE

On January 11, 2022, the Company entered into a Convertible Debenture agreement, wherein the Company promised to pay Ron and Monique De Jager $20,000 with interest of 8% per annum on or before January 11, 2024. The Debenture can be converted into 20,000 common shares any time within 2 years with a conversion price of $1.00 per share subject to adjustments as set out in the Debenture. As of May 31, 2023, there is $1,260 interest owing to the Holders.

NOTE 9 - NOTE PAYABLE

On February 16, 2023, the Company entered into a Loan agreement, wherein the Company promised to pay TTII Strategic Acquisitions & Equity, Inc. $100,000 with interest of 10% per annum on or before February 16, 2024. The loan is secured by a patent held by Regreen Technologies, Inc.

NOTE 10 - CONVERTIBLE NOTE PAYABLE

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

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at August 31, 2022	$—
Increase to derivative due to new issuances	101,242
Decrease to derivative due to conversions	—
Derivative loss due to mark to market adjustment	9,664
Balance at May 31, 2023	$110,906

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of May 31, 2023 is as follows:

Inputs	May 31, 2023	Initial Valuation
Stock price	$0.16	$0.21
Conversion price	$0.0845	$0.121
Volatility (annual)	271.38%	246.6%
Risk-free rate	5.32%	4.91%
Dividend rate	–	–
Years to maturity	0.71	1

NOTE 11 - OPERATING LEASES

On May 10, 2023, Astra Energy Zanzibar Limited entered into a Lease Agreement with Revolutionary Government of Zanzibar, for 3.457 Hectares (approximately 8.5 acres) of land at Kibele South Region of Unguja. The term of the lease is 33 years with yearly lease payments of $6,914 payable on or before December 1st of each year.

On May 10, 2023, Astra Energy Zanzibar Limited entered into a Lease Agreement with Revolutionary Government of Zanzibar, for 80.35 Hectares (approximately 198.5 acres) of land at Kibele South Region of Unguja. The term of the lease is 33 years with yearly lease payments of $160,700 payable on or before December 1st of each year.

	Balance Sheet Classification	May 31, 2023
Asset
Operating lease asset	Right of use asset	$4,818,470
Total lease asset		$4,818,470

Liability
Operating lease liability – current portion	Current operating lease liability	$127,460
Operating lease liability – noncurrent portion	Long-term operating lease liability	4,691,010
Total lease liability		$4,818,470

Future Minimum Lease Payments are as Follows:

For the year ended August 31:
2023	$—
2024	167,614
2025	167,614
2026	167,614
2027	167,614
Thereafter	4,860,806
Total payments	5,531,262
Less: imputed interest	(712,792)
Lease liability as of May 31, 2023	$4,818,470

NOTE 12 - PREFERRED STOCK

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

NOTE 13 - COMMON STOCK

During the nine months ended May 31, 2023, the Company sold 569,000 Units of its common stock at $0.50 per unit for total cash proceeds of $284,500.

During the nine months ended May 31, 2023, the Company issued 100,000 common shares in exchange for services for total non-cash compensation of $60,000. The shares were valued based on the closing stock price on the date of the agreement.

During the nine months ended May 31, 2023, the Company issued 250,000 common shares in exchange for services for total non-cash compensation of $287,500. The shares were valued based on the closing stock price on the date of the agreement.

During the nine months ended May 31, 2023, the Company issued 50,000 common shares in exchange for services for total non-cash compensation of $15,000. The shares were valued based on the closing stock price on the date of the agreement.

During the nine months ended May 31, 2023, the Company issued 240,000 common shares in exchange for services for total non-cash compensation of $50,400. The shares were valued based on the closing stock price on the date of the agreement.

During the nine months ended May 31, 2023, the Company issued 50,000 common shares in exchange for services for total non-cash compensation of $8,000. The shares were valued based on the closing stock price on the date of the agreement.

During the nine months ended May 31, 2023, the Company issued 5,000,000 common shares at a price of $0.60 per share in exchange for a 50% interest in Astra-Holcomb Energy Systems Inc. The shares were valued based on the closing price at the date of agreement.

During the nine months ended May 31, 2023, the Company issued 6,424,442 common shares in exchange for an additional 18.8% interest in Regreen Technologies Inc., for a total value of $6,767,913. The shares were valued based on the closing price at the date of agreement.

Refer to Note 6 for related party transactions.

NOTE 14 - STOCK SUBSCRIPTIONS RECEIVABLE

As of May 31, 2023, there was $5,000 owing to the Company for 10,000 common shares issued pursuant to a Share Subscription Agreement. The shares are included in the total number of shares issued and outstanding at May 31, 2023.

NOTE 15 - WARRANTS

During the nine months ended May 31, 2023, the Company sold 529,000 Units of its common stock. Each Unit consists of one common share and one warrant to purchase one additional share of common stock.

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Weighted Average Fair Value
Outstanding, August 31, 2022	2,326,000	$1.00	2.00	$1.40
Granted	529,000	$3.01	5.65	$0.37
Outstanding, May 31, 2023	2,855,000	$1.00	1.09	$1.20

NOTE 16 – RESTATEMENT

The financial statements for the year ended August 31, 2022, are being restated to correct the accounting for the issuance of 7,500,000 shares of common stock for the potential acquisition of Regreen Technologies, Inc. The shares are being held in escrow. The issuance of the 7,500,000 shares was valued at $17,325,000 and included in prepaid assets as of August 31, 2022. However, according to ASC 260-10-45, contingently returnable shares placed in escrow, are not considered outstanding and are not included in EPS.

Per ASC 250-10 Accounting Changes and Error Corrections, the August 31, 2022 financial statements have been restated for the following. There was no impact to the Statement of Operations.

August 31, 2022
	As Reported	Adjusted	As Restated
ASSETS
Current assets:
Cash	$198,899	$—	$198,899
Prepaid stock for acquisition	27,026,000	(17,325,000)	9,701,000
Other receivable-related party	194,520	—	194,520
Total Assets	$27,419,419	$(17,325,000)	$10,094,419

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,344	$—	$49,344
Accounts payable- related parties	107,200	—	107,200
Due to a related party	270,185	—	270,185
Accrued interest payable	630	—	630
Debenture payable	20,000	—	20,000
Total Liabilities	447,359	—	447,359

Stockholders' Deficit:
Series A Preferred stock, par $0.001, 8,000,000 shares authorized; 7,774 shares issued and outstanding	8	—	8
Series B Preferred stock, par $0.00001, 100,000 shares authorized; 207 shares issued and outstanding	-	—	—
Series C Preferred stock, par $0.001, 1,000,000 shares authorized; 747,870 shares issued and outstanding	748	—	748
Series D Preferred stock, par $0.001, 380,000 shares authorized; 304,558 shares issued and outstanding	305	—	305
Series A1 Preferred stock, par $0.001, 1 share authorized; 1 share issued and outstanding	—	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 57,855,540 and 50,355,540 shares issued and outstanding, respectively, as of February 28, 2023	57,856	(7,500)	50,356
Stock subscriptions receivable (Note 13)	(5,000)	—	(5,000)
Common stock to be issued	20,000	—	20,000
Additional paid-in capital	59,421,878	(17,317,500)	42,104,378
Accumulated deficit	(32,523,735)	—	(32,523,735)
Total Stockholders’ Equity	26,972,060	(17,325,000)	9,647,060

Total Liabilities and Stockholders’ Equity	$27,419,419	$(17,325,000)	$10,094,419

NOTE 17 - SUBSEQUENT EVENTS

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

Results of Operations

Three Months Ended May 31, 2023 Compared to the Three Months Ended May 31, 2022

Revenues

We had no revenue for either the three months ended May 31, 2023, or the three months ended May 31, 2022.

Operating Expenses

General and Administrative

General and administrative expenses were $36,362 and $27,527 for the three months ended May 31, 2023, and 2022, respectively, an increase of $8,835, or 32.1%. General and administrative expenses increased in audit and legal expenses, regulatory filing costs, transfer agent fees and decreased in other general business costs.

Business Development

Business development expenses were $124,152 and $103,050 for the three months ended May 31, 2023 and 2022, respectively, an increase of $21,102 or 20.5%. Business development expenses increased primarily in travel, engineering studies and consulting fees.

Consulting – related party

Related party consulting expenses were $2,500 and $15,000 for the three months ended May 31, 2023 and 2022, respectively, a decrease of $12,500 or 83.3%. The Company is using more independent contractors to reduce related party consulting fees.

Executive compensation

Executive compensation expenses were $57,000 and $64,500 for the three months May 31, 2023 and 2022, respectively, a decrease of $7,500 or 11.6%.

Stock Compensation

Stock compensation-consulting expenses were $8,000 and $0 for the three months ended May 31, 2023, and 2022, respectively. In the current period we issued 50,000 shares of common stock for services. No shares were issued for services in the prior period.

Other Expenses

For the three months ended May 31, 2023, we had total other income of $6,187. We incurred interest expense of $19,094, which included $17,312 of debt discount amortization, and $4,684 of foreign exchange gain. We also recognized a gain for the change in fair value of a derivative of $20,597. In the prior period we only had interest expense of $210.

Nine Months Ended May 31, 2023 Compared to the Nine Months Ended May 31, 2022

Revenues

We had no revenue for the nine months ended May 31, 2023, compared to $25,000 for the nine months ended May 31, 2022. In the prior period, we recognized revenue of $25,000 from one customer from a non-refundable deposit on a contract to supply and install a 110 KW solar powered electricity generating system in southern California.

Operating Expenses

General and Administrative

General and administrative expenses were $117,299 and $98,836 for the nine months ended May 31, 2023 and 2022, respectively, an increase of $18,463, or 18.7%. General and administrative expenses increased in consulting and regulatory filing costs and decreased in legal expenses and other general business costs.

Business Development

Business development expenses were $564,344 and $510,926 for the nine months ended May 31, 2023 and 2022, respectively, an increase of $53,418 or 10.5%. Business development expenses increased primarily in travel, engineering studies and consulting fees.

Consulting – related party

Related party consulting expenses were $3,460 and $45,000 for the nine months ended May 31, 2023 and 2022, respectively, a decrease of $41,540 or 92.3%. The Company is using more independent contractors to reduce related party consulting fees.

Executive compensation

Executive compensation expenses were $1,677,000 and $433,500 for the nine months ended May 31, 2023 and 2022, respectively. Executive compensation expenses increased primarily as a result of stock compensation for executives for services rendered. A number of shares were issued when the closing price of the stock was high.

Stock Compensation

Stock compensation-consulting expenses were $443,400 and $595,000 for the nine months ended May 31, 2023 and 2022, respectively, a decrease of $151,600 or 25.5%. The decrease is a result of a lower stock price on shares issued in the current period compared to the price in the prior period. Common shares are issued for services rendered by advisors, consultants and other non-related parties.

Other Expenses

For the nine months ended May 31, 2023, we had total other expense of $68,554. We incurred interest expense of $26,967, which included $20,197 of debt discount amortization, and $43,19 of a foreign exchange gain. We also recognized a loss on the issuance of convertible debt of $36,242 and a loss for the change in fair value of a derivative of $9,664. In the prior period we only had interest expense of $420.

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

For the nine months ended May 31, 2023, we primarily funded our business operations with $264,500 net proceeds from the sale of common shares. As of May 31, 2023, we had a working capital deficit of $736,597, not taking into account the prepaid stock for acquisition.

Cash Flow Activity

For the nine months ended May 31, 2023, $619,102 of cash was used by operations, compared to $871,927 used by operations in the prior period.

For the nine months ended May 31, 2023, we received $264,500 from the sale of common stock units, $100,000 from a note payable and $65,000 from a convertible note payable.

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

As of May 31, 2023, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses. The material weaknesses included weaknesses in procedures for control evaluation, a lack of an audit committee, insufficient documentation of review procedures, and insufficient information technology procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended May 31, 2023, the Company issued 50,000 shares of its common stock to non-related parties in exchange for services. The shares were valued based on the closing stock price on the date of the services agreement.

During the nine months ended May 31, 2023, the Company issued 6,424,442 common shares in exchange for an 18.8% interest in Regreen Technologies Inc., for a total value of $6,767,913. The shares were valued based on the closing price at the date of agreement.

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

ASTRA ENERGY, INC.

Date: July 18, 2023	/s/ Kermit Harris
Kermit Harris
President, Secretary and Treasurer
Director
(Principal Executive Officer)

Date: July 18, 2023	/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

