Form 10-K
period 2023-08-31
Astra Energy, Inc.
filed 2024-01-16
CIK 1231339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold. $22,131,991

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

80,263,982 issued and outstanding at January 8, 2024

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

CLEAN ENERGY PROJECTS:

Astra Energy in concert with the government of Tanzania is advancing a 350MW (Megawatt) Combined Cycle Gas Power Plant project. The government of Tanzania provided a positive response to the expression of interest, and they have requested a technical proposal or Project Feasibility Report. Astra is applying for Advocacy support for this project from the US Mission in Tanzania. The Company is currently in discussions to acquire land and is looking at an existing 350MW Combined Cycle Gas Power Plant (the “Plant”).

Astra is in continuing discussions to secure both a Power Purchase Agreement and a gas supply agreement with the Tanzania Petroleum Development Corporation for the natural gas required to fuel the Plant. Once these agreements are executed, the Company will seek an equity partner for the project and debt financing to build out the project.

Astra Energy is advancing a "Clean Energy Park" on the island of Zanzibar which includes a 42.5MW solar farm combined with a waste to energy system to convert 15 tons of municipal solid waste per hour into 7.5MW/hour of electric power and battery storage. The project will enable the island to dispose of all its garbage, thereby avoiding the need for a garbage landfill. Landfills are major generators of methane, a major greenhouse gas that is responsible for global warming.

The Prefeasibility Report has been completed and there are continuing discussions with the island government regarding the Power Purchase Agreement to feed the power into the grid network. Over 200 acres of land has been secured by Astra on a long-term lease basis.

The island of Zanzibar is a semi-autonomous territory of Tanzania in the Indian ocean. Electric power to the island is currently provided using two 100MW submarine cables from mainland Tanzania. These cables are now at capacity. The island wishes to have an independent power supply. Therefore, the immediate need for an additional 50MW of power in less than two years.

POWER GENERATION TECHNOLOGY:

In October 2022, the Company entered into a Joint Venture with Holcomb Scientific Research Ltd. (“HSR”) to manufacture and distribute the innovative and patent protected Holcomb Inline Power Generator (ILPG) for homes, commercial applications, solar projects, electric vehicles, large power scale power plants, and many more applications. On September 22, 2023, Astra entered into an Exclusive Worldwide Manufacturing License Agreement with Holcomb Energy Systems. Holcomb owns a license for certain intellectual property rights licensed to it by Holcomb Scientific Research Ltd., relating to power generation, including the Holcomb Energy System In-Line Power Generator and Self-Sustaining Power Plant worldwide.  Pursuant to the Agreement, Holcomb has agreed to sublicense the intellectual property to the Company.

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

WASTE TO ENERGY TECHNOLOGY

Regreen Technologies Inc. (“Regreen”), a related, California-based “zero emissions” clean energy company. Regreen is involved in research and development of the science of converting municipal solid waste (MSW) and organic waste into “zero emission” marketable commodities, such as clean electricity, biofuels, animal feeds, fertilizers, organic pesticides, and reclaimed water purification.

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

Holders of Record of Common Stock

As of January 8, 2024, we had approximately 178 stockholders of record for our common stock. The foregoing number of stockholders of record does not include an unknown number of stockholders who hold their stock in "street name".

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

Equity Compensation Plan Information

As of August 31, 2023, we do not have any equity compensation plans.

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

Results of Operations

Fiscal Year Ended August 31, 2023, Compared to Fiscal Year Ended August 31, 2022

Revenue decreased to $0 from $25,000 for the years ended August 31, 2023 and 2022.

General and administrative expenses decreased to $127,037 from $179,132 for the years ended August 31, 2023, and 2022, respectively. General and administrative expenses decreased primarily in consulting fees and legal costs.

Business development expenses increased to $819,715 from $712,683 for the years ended August 31, 2023, and 2022, respectively. Business development expenses increased primarily in costs associated with the development of Regreen Technologies business.

Executive compensation expenses increased to $1,693,250 from $1,034,450 for the years ended August 31, 2023, and 2022, respectively. Executive compensation expenses increased primarily as a result of stock compensation for executives for services rendered.

Stock compensation-consulting expenses increased to $701,612 from $595,500 for the years ended August 31, 2023, and 2022, respectively, primarily as a result of an increase in shares issued for services rendered by advisors, consultants and other non-related parties.

Impairment loss expenses were incurred in the amount $7,049,213 and $9,701,000 respectively for the year ended August 31, 2023 and 2022. The impairment losses relate to the write down in the value of the investment in Regreen Technologies Inc. due to the uncertainty of Regreen as a going concern.

Liquidity and Capital Resources

We have an accumulated deficit at August 31, 2023 of $52,655,280. We expect to incur substantial expenses and generate continued operating losses until we generate revenues sufficient to meet our obligations. At August 31, 2023, the Company had cash of $23,250. We will need to rely on private capital investment or loans to fund future operations for the next 12 months.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Statements of Cash Flows:

	Years Ended August 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(593,160)	$(1,073,866)
Financing activities	$417,511	$1,178,000

Operating Activities

Cash used in operating activities was $593,160 and $1,073,866 for the years ended August 31, 2023, and 2022, respectively. The decrease in cash used for operating activities was related primarily to an increase in accounts payable.

Financing Activities

Cash provided by financing activities was $417,511 and $1,178,000 for the years ended August 31, 2023, and 2022, respectively. The decrease in cash provided by financing activities was primarily due to a decrease in the issuances of common stock for cash.

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

The following consolidated financial statements are filed as part of this Annual Report:

ASTRA ENERGY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Astra Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Astra Energy, Inc. and Subsidiaries (“the Company”) as of August 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended August 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting Treatment of Investments – Refer to Note 4 to the Financial Statements

Critical Audit Matter Description

The Company acquired a 50% ownership interest in Astra-Holcomb Energy Systems, LLC during the year ended August 31, 2023. As this is a significant transaction during the year and judgment is required related to the accounting and disclosure related to the purchase, we determined that this is a critical audit matter.

How the Critical Audit Matter was Addressed on the Audit

Our principal audit procedures consisted of the following, among others:

•	Testing of the purchase price and valuation of the investment.

•	Evaluation of the subsequent accounting for the investment through year end.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2021.

Spokane, Washington

January 15, 2024

ASTRA ENERGY INC.

CONSOLIDATED BALANCE SHEETS

	August 31, 2023	August 31, 2022 (Restated)
ASSETS
Current assets:
Cash	$23,250	$198,899
Other receivable – related party (Note 6)	-	194,520
Total current assets	23,250	393,419
Investment (Note 4)	2,725,000	—
Operating leases, right of use assets (Note 5)	4,818,471	—

Total Assets	$7,566,721	$393,419

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$265,917	$49,344
Accounts payable - related parties (Note 8)	322,500	107,200
Refundable deposits	190,000	—
Due to related party (Note 7)	—	270,185
Accrued interest payable	6,840	630
Loan payable-related party (Note 9)	93,011
Note payable (Note 10)	100,000	—
Debenture payable (Note 11)	20,000	20,000
Operating lease liability – current portion	127,460	—
Total current liabilities	1,125,728	447,359
Operating lease liability – net of current portion (Note 6)	4,691,011	—
Total Liabilities	5,816,739	447,359

Commitments and contingencies	—	—

Stockholders' Deficit:
Series A Preferred stock, par $0.001, 8,000,000 shares authorized; 7,774 shares issued and outstanding	8	8
Series B Preferred stock, par $0.0001, 100,000 shares authorized; 207 shares issued and outstanding	—	—
Series C Preferred stock, par $0.001, 1,000,000 shares authorized; 747,870 shares issued and outstanding	748	748
Series D Preferred stock, par $0.001, 380,000 shares authorized; 304,558 shares issued and outstanding	305	305
Series A1 Preferred stock, par $0.001, 1 share authorized; no shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 67,638,982 and 50,355,540 shares issued and outstanding, respectively.	67,639	50,356
Stock subscriptions receivable	(5,000)	(5,000)
Common stock to be issued	-	20,000
Additional paid-in capital	54,341,562	42,104,418
Accumulated deficit	(52,655,280)	(42,224,735)
Total Stockholders’ Deficit	1,749,982	(53,900)

Total Liabilities and Stockholders’ Deficit	$7,566,721	$393,419

The accompanying notes are an integral part of these consolidated financial statements.

ASTRA ENERGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended August 31,
	2023	2022 (Restated)
Revenue	$—	$25,000

Operating Expenses:
General and administrative	127,037	179,132
Inventory impairment	—	75,000
Business development	819,715	712,683
Consulting - related party	3,460	60,000
Executive compensation	1,693,250	1,034,450
Stock compensation-consulting	701,612	595,500
Total operating expenses	3,345,074	2,656,765

Loss from operations	(3,345,074)	(2,631,765)

Other Income (Expense):
Foreign exchange	2,208	(13)
Interest expense	(13,510)	(2,767)
Interest expense – debt discount	(69,250)	—
Early payment penalty	(20,706)	—
Impairment loss	(7,049,213)	(9,701,000)
Loss on issuance of convertible debt	(36,242)	—
Change in fair value of derivative	(50,570)	—
Gain on extinguishment of debt	151,812	—
Total other expense	(7,085,471)	(9,703,780)

Loss before provision for income taxes	(10,430,545)	(12,335,545)
Provision for income taxes	—	—

Net Loss	$(10,430,545)	$(12,335,545)

Net loss per share, basic and diluted	$(0.15)	$(0.27)
Weighted average shares outstanding, basic and diluted	70,475,577	45,567,354

The accompanying notes are an integral part of these consolidated financial statements.

ASTRA ENERGY INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED AUGUST 31, 2023 AND 2022

	Series A Preferred		Series A1 Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Common Stock to	Stock Subscription	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Be Issued	Receivable	Capital	Deficit	Total
Balance, August 31, 2021	15,774	$16	1	$—	207	$—	747,870	$748	304,558	$305	42,549,540	$42,550	$100,000	$(100,000)	$29,795,766	$(29,889,190)	$(49,805)
Common stock issued for services - related party	—	—	—	—	—	—	—	—	—	—	525,000	525	—	—	410,475	—	411,000
Preferred shares cancelled – related party	(8,000)	(8)	—	—	—	—	—	—	—	—	—	—	—	—	8	—	—
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	1,045,000	1,045	—	—	985,405	—	986,450
Common stock issued for inventory	—	—	—	—	—	—	—	—	—	—	150,000	150	—	—	74,850	—	75,000
Prepaid common stock issued for acquisition	—	—	—	—	—	—	—	—	—	—	3,800,000	3,800	—	—	9,697,200	-	9,701,000
Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	2,286,000	2,286	(80,000)	95,000	1,140,714	—	1,158,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,335,545)	(12,335,545)
Balance, August 31, 2022 (Restated)	7,774	8	1	—	207	—	747,870	748	304,558	305	50,355,540	50,356	20,000	(5,000)	42,104,418	(42,224,735)	(53,900)
Common stock issued for services - related party	—	—	—	—	—	—	—	—	—	—	3,615,000	3,615	—	—	1,515,135	—	1,518,750
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	1,640,000	1,640	—	—	582,510	—	584,150
Common stock issued for Holcomb and Regreen	—	—	—	—	—	—	—	—	—	—	11,459,442	11,459	—	—	9,855,568	—	9,867,027
Common stock issued for cash and accounts payable	—	—	—	—	—	—	—	—	—	—	569,000	569	(20,000)	—	283,931	—	264,500
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,430,545)	(10,430,545)
Balance, August 31, 2023	7,774	$8	1	$—	207	$—	747,870	$748	304,558	$305	67,638,982	$67,639	$—	$(5,000)	$54,341,562	$(52,655,280)	$1,749,982

The accompanying notes are an integral part of these consolidated financial statements.

ASTRA ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Non Cash Activities

	For the Years Ended August 31,
	2023	2022 (Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(10,430,545)	$(12,335,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	692,009	986,450
Stock based compensation – related party	1,518,750	411,000
Impairment expense	7,049,212	9,701,000
Debt discount amortization	69,250	—
Loss on issuance of convertible debt	36,242	—
Early payment penalty	20,706	—
Change in fair value of derivative	50,570	—
Gain on extinguishment of debt	(151,812)	—
Changes in assets and liabilities:
Receivable-related party	194,520
Accounts payable	216,613	106,029
Accounts payable – related parties	215,300	57,200
Due to a related party	(270,185)	—
Customer deposits	190,000	—
Accrued interest	6,210	—
Net Cash Used in Operating Activities	(593,160)	(1,073,866)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of shares	224,500	1,158,000
Proceeds from debenture	—	20,000
Proceeds from loan payable	100,000	—
Proceeds from loan payable-related party	93,011	—
Repayment of convertible note payable	—	—
Net Cash Provided by Financing Activities	417,511	1,178,000

Net Change in Cash	(175,649)	104,134
Cash at Beginning of Year	198,899	94,765
Cash at End of Year	$23,250	$198,899

Cash paid during the period for:
Interest	$3,055	$2,767
Income taxes	$—	$—

Non Cash Activities
Stock issued for acquisition-Holcomb	$2,725,000	—
Operating lease	$4,818,471	—
Stock issued for acquisition-Regreen	7,049,212	9,071,000

The accompanying notes are an integral part of these consolidated financial statements.

ASTRA ENERGY INC.

Notes to the Consolidated Financial Statements

August 31, 2023

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

On September 21, 2021, the Company incorporated a wholly owned subsidiary in Uganda called Astra Energy Africa - SMC Limited.

On October 12, 2021, the Company incorporated a majority owned subsidiary in Uganda called Astra Energy Services Limited. The Company is owned 80% by Astra Energy Inc. and 20% by Ssingo Oils and Gas - SMC Limited of Mityana, Uganda.

On November 15, 2021, the Company incorporated a wholly owned subsidiary in the State of California called Astra Energy California, Inc. On October 26, 2023, the name of the subsidiary was changed to Astra Biofuels Inc.

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

As at August 31, 2023, the Company has acquired a 28% interest in Regreen Technologies, Inc. in exchange for 7,759,442 common shares of the Company.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of August 31, 2023 and 2022.

Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company periodically reviews physical inventory and will record a reserve for excess and/or obsolete inventory if necessary.

Leases

In February, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate which is based on the interest rate of similar debt outstanding. The Company uses a discount rate of 10% per annum which is the same rate of interest being paid on a current outstanding loan.

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

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company determines revenue recognition through the following steps:

•	Identification of a contract with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when or as the performance obligations are satisfied.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. For the year ended August 31, 2023, the Company has 7,774 potentially dilutive shares from Series A preferred stock and 304,558 potentially dilutive shares from the Series D preferred stock and 20,000 potentially dilutive common shares relating to the Convertible Debenture. Any potentially dilutive shares have not been included due to their anti-dilutive effect, as the Company as a net loss.

	2023	2022
Net Loss	$(10,430,545)	$(12,335,445)
Weighted average shares outstanding, basic and diluted	70,475,577	45,567,354
Net loss per share, basic and diluted	$(0.15)	$(0.27)

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $52,655,280 as of August 31, 2023, and minimal revenue. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 - INVESTMENT

The investment of $2,725,000 relates to the acquisition of 50% of the outstanding shares of Astra-Holcomb Energy Systems LLC., a Delaware entity, in exchange for 5 million shares of the Company’s common stock. The value of the acquisition was based on the closing stock price of the Company’s shares on the date of the agreement. Astra-Holcomb Energy Systems LLC holds the exclusive rights to manufacture and distribute the patented Holcomb Energy System In-Line Power Generator. There are no other assets and no liabilities in Astra-Holcomb Energy Systems LLC. There was no impact to the results of operations for the year ended August 31, 2023, as the Company only issued common stock. The valuation of the investment is based on deemed value of patents, the size of the potential market for the technology and numerous expressions of interest to purchase product. If the Company fails to raise the necessary capital to set up manufacturing and distribution, this investment would be at risk and would become subject to impairment in full.

NOTE 5 - OPERATING LEASES

The value of these leases is based primarily on engineering studies and letters from government agencies accepting preliminary studies for the installation of renewable energy sources and the provision of Power Purchase Agreements. If the Company fails to raise the necessary capital for the installations of energy and does not receive the Power Purchase Agreements, the total value of these leases would be subject to impairment in full.

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

	Balance Sheet Classification	August 31, 2023
Asset
Operating lease asset	Right of use asset	$4,818,471
Total lease asset		$4,818,471

Liability
Operating lease liability – current portion	Current operating lease liability	$127,460
Operating lease liability – noncurrent portion	Long-term operating lease liability	4,691,011
Total lease liability		$4,818,471

Future Minimum Lease Payments are as Follows:

For the year ended August 31:
2024	$167,614
2025	167,614
2026	167,614
2027	167,614
2028	167,614
Thereafter	4,693,192
Total payments	5,531,262
Less: imputed interest	(712,791)
Lease liability as of August 31, 2023	$4,818,471

NOTE 6 – OTHER RECEIVABLE – RELATED PARTY

During the year ended August 31, 2023, the Company advanced $194,520 to Regreen Technologies Inc., a related party. The advance was expensed to business development costs during the year ended August 31, 2023. This offsetting transaction was mutually agreed on and approved by the Company and Regreen.

NOTE 7 – DUE TO A RELATED PARTY

During the year ended August 31, 2023, Regreen Technologies Inc., a related party, advanced $270,185 to the Company. The advance was expensed to business development costs during the year ended August 31, 2023. This offsetting transaction was mutually agreed on and approved by the Company and Regreen.

NOTE 8 – OTHER RELATED PARTY TRANSACTIONS

During the year ended August 31, 2023, the Company entered into a services agreement with the CEO and director of a wholly-owned subsidiary, whereby the Company agreed to issue 200,000 common shares. The shares were valued based on the closing stock price of $2.10 on the date of the agreement, for total non-cash compensation of $420,000.

During the year ended August 31, 2023, the Company entered into a services agreement with the Vice President of a wholly-owned subsidiary, whereby the Company agreed to issue 200,000 common shares. The shares were valued based on the closing stock price of $2.33 on the date of the agreement, for total non-cash compensation of $466,000. During the year ended August 31, 2023, the Vice President received $12,000 cash for services rendered.

During the year ended August 31, 2023, the Company entered into a services agreement with the Chief Operating Officer of a wholly-owned subsidiary, whereby the Company agreed to issue 90,000 common shares. The shares were valued based on the closing stock price of $0.25 on the date of the agreement, for total non-cash compensation of $22,500. The COO was entitled to invoice the Company for $12,500 for services for the month of January, 2023. The services agreement was terminated effective February 1, 2023 and the COO has not invoiced the subsidiary for any services.

During the year ended August 31, 2023, the Company issued 100,000 common shares to the Corporate Communications Officer pursuant to an agreement dated January 1, 2021. The shares were valued based on the closing stock price of $0.05 on the date of the agreement, for total non-cash compensation of $5,000. This agreement was terminated effective August 31, 2022.

During the year ended August 31, 2023, the Company issued 2,000,000 common shares to the President in exchange for services.  The shares were valued based on the closing stock price of $0.21 on the date of the agreement, for total non-cash compensation of $420,000.

During the year ended August 31, 2023, the Company issued 1,000,000 common shares to the former CEO of a wholly owned subsidiary in exchange for services.  The shares were valued based on the closing stock price of $0.21 on the date of the agreement, for total non-cash compensation of $210,000.

During the year ended August 31, 2023, the Company issued 75,000 common shares to a director of the Company in exchange for services.  The shares were valued based on the closing stock price of $0.17 on the date of the agreement, for total non-cash compensation of $12,750.

During the year ended August 31, 2023, the Company entered into a services agreement with the CEO and director for cash compensation of $10,000 per month commencing December 1, 2022. The term of the agreement is for one year. The Company owes $90,000 to the President at August 31, 2023 (nil – August 31, 2022).

During the year ended August 31, 2023, the CEO made total cash advances of $127,011 to the Company for working capital. The Company owes $127,011 to the CEO at August 31, 2023 (nil – August 31, 2022). The debt is unsecured, non interest bearing and has no terms of repayment.

During the year ended August 31, 2023, the Company accrued $40,000 in fees to the CEO of a wholly owned subsidiary. The Company owes $9,750 to the CEO at August 31, 2023 ($nil – August 31, 2022).

During the year ended August 31, 2023, the CEO of a wholly owned subsidiary made total cash advances of $6,250 to the Company for working capital. The Company owes $6,250 to the CEO at August 31, 2023 (nil – August 31, 2022). The debt is unsecured, non interest bearing and has no terms of repayment.

During the year ended August 31, 2023, the Company accrued $60,000 in fees to the President. The Company owes $86,500 to the President at August 31, 2023 ($57,500 – August 31, 2022).

During the year ended August 31, 2023, the Company accrued $90,000 in fees to the CEO of a wholly owned subsidiary. The Company owes $90,000 to the CEO at August 31, 2023 ($nil – August 31, 2022).

During the year ended August 31, 2023, the Company paid $20,000 in fees to the former CEO of a wholly owned subsidiary.

During the year ended August 31, 2023, the Company accrued $24,000 in fees to the Chief Financial Officer. The Company owes $10,750 to the Chief Financial Officer at August 31, 2023 ($nil – August 31, 2022).

During the year ended August 31, 2023, the Company accrued $24,000 in fees to the Corporate Secretary. The Company owes $11,500 to the Corporate Secretary at August 31, 2023 ($nil – August 31, 2022).

NOTE 9 - LOAN PAYABLE-RELATED PARTY

During the year ended August 31, 2023, the CEO advanced $93,011 to repay an outstanding Company loan. The advance from the CEO is unsecured, non-interest bearing and has no repayment terms.

NOTE 10 - NOTE PAYABLE

On February 16, 2023, the Company entered into a Loan agreement, wherein the Company promised to pay TTII Strategic Acquisitions & Equity, Inc. $100,000 with interest of 10% per annum on or before February 16, 2024. The loan is secured by a patent held by Regreen Technologies, Inc.

NOTE 11 – DEBENTURE PAYABLE

On January 11, 2022, the Company entered into a Convertible Debenture agreement, wherein the Company promised to pay the Holders $20,000 with interest of 8% per annum on or before January 11, 2024. The Holders have the right to convert any time within 2 years with a conversion price of $1.00 per share subject to adjustments as set out in the Debenture. As of August 31, 2023 there was $1,470 interest owing to the Holders.

NOTE 12 – PREFERRED STOCK

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

Series B Preferred

The Company has authorized 207 shares of Series B Preferred Stock. The conversion rights of Series Preferred B were required to be exercised within 5 years. The conversion rights have expired without any of the shares being converted. Series B shares are not entitled to dividends or liquidation preferences and have no voting rights.

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

NOTE 13 – COMMON STOCK

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

During the year ended August 31, 2023, the Company sold 569,000 Units of its common stock at $0.50 per unit for total cash proceeds of $284,500.

During the year ended August 31, 2023, the Company issued 100,000 common shares in exchange for services for total non-cash compensation of $60,000. The shares were valued based on the closing stock price on the date of the agreement.

During the year ended August 31, 2023, the Company issued 250,000 common shares in exchange for services for total non-cash compensation of $287,500. The shares were valued based on the closing stock price on the date of the agreement.

During the year ended August 31, 2023, the Company issued 50,000 common shares in exchange for services for total non-cash compensation of $15,000. The shares were valued based on the closing stock price on the date of the agreement.

During the year ended August 31, 2023, the Company issued 240,000 common shares in exchange for services for total non-cash compensation of $50,400. The shares were valued based on the closing stock price on the date of the agreement.

During the year ended August 31, 2023, the Company issued 50,000 common shares in exchange for services for total non-cash compensation of $8,000. The shares were valued based on the closing stock price on the date of the agreement.

During the year ended August 31, 2023, the Company issued 250,000 common shares in exchange for services for total non-cash compensation of $40,000. The shares were valued based on the closing stock price on the date of the agreement.

During the year ended August 31, 2023, the Company issued 200,000 common shares in exchange for services for total non-cash compensation of $28,000. The shares were valued based on the closing stock price on the date of the agreement.

During the year ended August 31, 2023, the Company issued 75,000 common shares in exchange for services for total non-cash compensation of $8,250. The shares were valued based on the closing stock price on the date of the agreement.

During the year ended August 31, 2023, the Company issued 250,000 common shares in exchange for services for total non-cash compensation of $31,250. The shares were valued based on the closing stock price on the date of the agreement.

During the year ended August 31, 2023, the Company issued 75,000 common shares in exchange for services for total non-cash compensation of $15,750. The shares were valued based on the closing stock price on the date of the agreement.

During the year ended August 31, 2023, the Company issued 100,000 common shares in exchange for services for total non-cash compensation of $40,000. The shares were valued based on the closing stock price on the date of the agreement.

During the year ended August 31, 2023, the Company issued 5,000,000 common shares at a price of $0.545 per share in exchange for a 50% interest in Astra-Holcomb Energy Systems Inc. The shares were valued based on the closing price at the date of agreement.

During the year ended August 31, 2022, the Company issued 11,300,000 common shares in exchange for an interest in Regreen Technologies Inc. The shares were valued based on the closing price at the date of agreements. 10 million shares are being held in escrow pending certain performance criteria. There is uncertainty as to the performance criteria being met and the Company has written down the value of the shares issued to zero as an impairment loss of $9,701,000.

During the year ended August 31, 2023, the Company issued 6,459,442 common shares at an average price of $1.05 per share in exchange for a 9.5% interest in Regreen Technologies Inc. The shares were valued based on the closing price at the date of agreement. There is uncertainty as to future value of  Regreen Technologies shares and the Company has written down the value of the shares issued to zero as an impairment loss of $7,049,212.

Refer to Note 8 for related party transactions.

NOTE 14 – STOCK SUBSCRIPTIONS RECEIVABLE

During the year ended August 31, 2022, the Company issued 10,000 common shares pursuant to a Share Subscription Agreement in exchange for $5,000. The shares are included in the total number of shares issued and outstanding at August 31, 2023.

NOTE 15 – WARRANTS

During the year ended August 31, 2023, the Company sold 569,000 Units of its common stock. Each Unit consists of one common share and one warrant to purchase one additional share of common stock.

The aggregate fair value of the 569,000 warrants, totaled $132,250 based on the Black Scholes Merton pricing model. The value of the warrants has been netted against the proceeds of the offering and accounted for in additional paid in capital. The Warrants must be exercised at the earlier of two years from the date of issuance, or within 30 days after the Company stock closes at or above $1.00 for five consecutive trading days.

A summary of quantitative information about significant unobservable inputs used to measure the fair value of the warrants is as follows:

Inputs
Stock price	$0.45 – 2.20
Exercise price	$1.00
Volatility (annual)	657.8%-769.9%
Risk-free rate	4.38%
Dividend rate	—
Years to maturity	2.00

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, August 31, 2021	—	—	—
Issued	2,326,000	$1.00	2.00
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, August 31, 2022	2,326,000	$1.00	1.51
Issued	569,000	$1.00	2.00
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, August 31, 2023	2,895,000	$1.00	0.56	$—

NOTE 16 – INCOME TAXES

At August 31, 2023, the Company had net operating loss carry forwards of approximately $7,529,000 that may be offset against future taxable income. No tax benefit has been reported in the August 31, 2023 or 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21% effective January 1, 2018.

The provision for Federal income tax consists of the following for the years ended August 31, 2023 or 2022:

	2023	2022
Federal income tax benefit attributable to:
Current operations	$699,000	$553,000
Less: valuation allowance	(699,000)	(553,000)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% (the U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted) of significant items comprising our net deferred tax amount is as follows as of August 31, 2023 or 2022:

	2023	2022
Deferred Tax Assets:
NOL Carryover	$7,529,000	$6,830,000
Less valuation allowance	(7,529,000)	(6,830,000)
Net deferred tax assets	$—	$—

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of August 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 17 – RESTATEMENT

The financial statements for the year ended August 31, 2022, are being restated to correct the accounting for the issuance of shares of common stock for the potential acquisition of an interest in Regreen Technologies, Inc. The reporting of the value of the shares as a prepaid asset has been restated as an impairment loss.

Per ASC 250-10 Accounting Changes and Error Corrections, the August 31, 2022 financial statements have been restated for the following.

August 31, 2022
	As Reported	Adjusted	As Restated
ASSETS
Current assets:
Cash	$198,899	$—	$198,899
Prepaid stock for acquisition	27,026,000	(27,026,000)	-
Other receivable-related party	194,520	—	194,520
Total Assets	$27,419,419	$(27,026,000)	$393,419

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,344	$—	$49,344
Accounts payable- related parties	107,200	—	107,200
Due to a related party	270,185	—	270,185
Accrued interest payable	630	—	630
Debenture payable	20,000	—	20,000
Total Liabilities	447,359	—	447,359

Stockholders' Deficit:
Series A Preferred stock, par $0.001, 8,000,000 shares authorized; 7,774 shares issued and outstanding	8	—	8
Series B Preferred stock, par $0.00001, 100,000 shares authorized; 207 shares issued and outstanding	-	—	—
Series C Preferred stock, par $0.001, 1,000,000 shares authorized; 747,870 shares issued and outstanding	748	—	748
Series D Preferred stock, par $0.001, 380,000 shares authorized; 304,558 shares issued and outstanding	305	—	305
Series A1 Preferred stock, par $0.001, 1 share authorized; 1 share issued and outstanding	—	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 57,855,540 and 50,355,540 shares issued and outstanding, respectively, as of February 28, 2023	57,856	(7,500)	50,356
Stock subscriptions receivable (Note 13)	(5,000)	—	(5,000)
Common stock to be issued	20,000	—	20,000
Additional paid-in capital	59,421,878	(17,317,500)	42,104,378
Accumulated deficit	(32,523,735)	(9,701,000)	(42,224,735)
Total Stockholders’ Equity	26,972,060	(27,026,000)	(53,940)

Total Liabilities and Stockholders’ Equity	$27,419,419	$(27,026,000)	$393,419

Statement of Operations for the year ended August 31, 2022

	As Reported	Adjusted	As Restated
Revenue	$25,000	$—	$25,000
Operating expenses
General and administrative	179,132	—	179,132
Inventory impairment	75,000	-	75,000
Business development	712,683	-	712,683
Consulting-related party	60,000	-	60,000
Executive compensation	1,034,450	-	1,034,450
Stock compensation-consulting	595,500	-	595,500
Total operating expenses	2,656,765	-	2,656,765

Loss from operations	(2,631,765)	-	(2,631,765)
Other Income (Expense)
Foreign exchange	(13)	$—	$(13)
Interest expense	(2,767)	—	(2,767)
Impairment loss	-	(9,701,000)	(9,701,000)
Total other expense	(2,780)	(9,701,000)	(9,703,780)

Loss before provision for income taxes	(2,634,545)	(9,701,000)	(12,335,545)
Provision for income taxes	-	—	-
Net loss	(2,634,545)	(9,701,000)	(12,335,545)

Net loss per share, basic and diluted	(0.06)	-	(0.27)
Weighted average shares outstanding, basic and diluted	70,475,577	-	45,567,354

Consolidated Statement of Cash Flow for the year ended August 31, 2022

	As Reported	Adjusted	As Restated
Net loss	$(2,635,545)	$(9,701,000)	$(12,335,545)
Adjustments to reconcile net loss to net cash
Impairment loss	-	9,701,000	9,701,000

Consolidated Statement of Stockholders Deficit for the year ended August 31, 2022

Prepaid Common stock issued for acquisition

	As Reported	Adjusted	As Restated
Common Stock - Shares	11,300,000	(7,500,000)	3,800,000
Common Stock - Amount	$11,300	$(7,500)	$3,800
Additional Paid-In Capital	$27,014,700	(17,317,500)	9,697,200
Total	$27,026,000	(17,325,000)	9,701,000

Net loss

	As Reported	Adjusted	As Restated
Accumulated Deficit	$(2,634,545)	(9,701,000)	(12,335,545)

Balance, August 31, 2022

	As Reported	Adjusted	As Restated
Additional Paid-In Capital	$59,421,878	(17,317,460)	42,104,418
Accumulated deficit	$(32,523,735)	(9,701,000)	(42,224,735)
Total	$26,972,060	(27,025,960)	(53,900)

NOTE 18 – SUBSEQUENT EVENTS

Subsequent events include those occurring through to January 15, 2024.

On September 15, 2023, Robert Holcomb was appointed to the Board of Directors

During the quarter ended November 30, 2023, the Company issued 5,000,000 common shares in exchange for the exclusive, global rights to manufacture the Holcomb In-Line Power Generator.

During the quarter ended November 30, 2023, the Company issued 125,000 common shares in exchange for services.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 31, 2023 because of the material weaknesses identified in our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of August 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). A Material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (United States) Auditing Standard No. 2) or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on such assessment, management concluded that as of August 31, 2023, our internal control over financial reporting was not effective. Management has identified the following material weakness:

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

7

Change in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the year ended August 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Significant Employees

The following table and text set forth the names and ages of our current directors, executive officers and significant employees as of December 15, 2023. All of the directors will serve until the next annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among any of the directors and executive officers. From time to time, our directors have received compensation in the form of cash and equity grants for their services on the Board.

Name	Age	Title

Ronald Loudoun	60	Chief Executive Officer and Director

Kermit Harris	49	President and Director.

David F. Lutz	72	Director

Benjamin N. Grier	57	Director

Robert Holcomb	80	Director

Daniel Claycamp	59	President and Director of Astra-Holcomb Energy Systems Inc., a wholly owned subsidiary of the Company.

Rachel Boulds	53	Chief Financial Officer

Lisa Thompson	48	Corporate Secretary of our Company and Corporate Secretary of Astra-Holcomb Energy Systems Inc., a wholly owned subsidiary

The background and principal occupations of the directors and officers of the Company are as follows:

Ronald W. Loudoun – (Age 60)

- Director, CEO and Chairman of Astra Energy Inc.

- Director of Regreen Technologies Inc.

Ronald W. Loudoun, age 60, is the CEO and Chairman of the Board of our Company. He is has extensive business development experience in the renewable energy market, and has maintained a longstanding interest in both communicating the need for, and sourcing new methods for conscious minded development and growth. He is a successful business strategist with more than 30 years’ experience as an entrepreneur and real estate developer. He possesses an excellent background in new business development, multi-site operations, performance quality and improvement, and product branding and creation. Distinguished as a meticulous, methodical, hands-on-leader, Mr. Loudoun has been the catalyst for advancement in many business ventures.

Kermit A. Harris, age 49, is a founder, President and Director of our Company. Mr. Harris has proven and unique transformational leadership skills with over twenty years of experience in real estate acquisition/land development, commercial financing, business development, and restaurant industries. He has demonstrated high quality cross-functional management qualifications, business strategy, international/governmental engagement, and dynamic leadership. Mr. Harris developed the Company’s renewable division as well as the global bio-fuel supply chain using Regreen Technology. He has full oversight of the entire organization domestic and abroad, working closely with COO Dan Claycamp. Kermit has been with the Company since 2019. From January 2017 to January 2019, he was the Business Development/Acquisition Manager for the Donato Group, Inc. where his responsibilities included identifying opportunities to enhance and streamline operations within any construction/development project to increase the satisfaction levels of municipalities, development entity, and investors when working with their staff/sub-contractors and partners. None of the companies where Mr. Harris was employed prior to being employed by the registrant was a parent, subsidiary or other affiliate of the registrant. These skills working with private and public companies are used to carry out the strategic initiatives of our Company. He is a graduate of Eastern Michigan University’s Gary Owen College of Business, with a Finance Major.

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

David F. Lutz, CPA/ABV, CVA/ABAR, CBA, 72 years of age, Director has extensive experience in small business management consulting, corporate finance, and business valuation. He has performed and supervised over 200 business valuations. He helped build a valuation department that produced over 500 business valuations a year. In corporate finance he helped structure, underwrite, and syndicate over $100 million in private and public stock offerings.  With over 18 years’ experience in the brokerage industry and seven years’ experience with a major Chicago-based management consulting firm, Mr. Lutz has acquired a unique and diverse experience in legal and business matters uncommon among business valuation experts.

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

Dr. Robert Holcomb MD, Ph.D., 80 years of age, Director, is Co-Owner, Co-Founder, and Co-Manager of Holcomb Scientific Research, Irish-based research, and development company setting a new industry standard in electric power generation.

With decades of experience across the medical, scientific, and energy industries, Dr. Holcomb is a pioneer in modern invention with hundreds of patents across a range of industries from breakthrough clean energy solutions to medical devices such as MagnaBloc, which achieved approximately $1 billion in worldwide sales. He has also patented numerous environmentally friendly products, processes, and devices, including a CO2 converter that captures CO2 in power plant emissions and in the atmosphere and converts it back to its base elements, and a unique water purification system.

He spent almost 20 years as a child and adult neurologist on the faculty of the Vanderbilt University School of Medicine in Nashville, one of the nation’s longest serving and most prestigious academic medical centers. During this time, he regularly published articles in a series of medical and scientific journals and traveled around the world delivering lectures.

Rachel Boulds, CPA, age 53, is the contracted Chief Financial Officer of our Company with over 20 years of experience in the audit and related financial reporting fields. She is responsible for the Company’s financial reporting, audit consulting, bookkeeping, and business operation consulting services. preparation of period-end financial statements, footnotes and Management Discussion and Analysis in conformity with US GAAP and SEC reporting rules as well as consultation on complex accounting matters and working closely with client staff, auditors and legal counsel to prepare, review and file periodic public financial information, including Forms 10-Q and 10-K. After graduating from San Jose University with a BS in Accounting, she stared her career in the audit department of Price WaterhouseCooper. Rachel Boulds, CPA has been engaged in her sole accounting practice which she has led since 2009.

Lisa V. Thompson, age 48, is the Company’s Corporate Secretary and the Corporate Secretary of Astra-Holcomb Energy Systems Inc. She has over 20 years-experience as a dependable and resourceful securities paralegal specialist. As the Corporate Secretary, she excels at communication and collaborating with a diverse range of legal and company personnel, executive officers and board of directors. She conducts all legal business professionally with corporate counsel and with minimal supervision. Lisa is experienced in the preparation of regulatory filings for US and Canadian Securities Commissions. She is extremely organized with advanced technical and corporate skills. Her position with our publicly traded Company is very valuable. From 2016 to January of 2020, Ms. Thompson was the operations manager for PubCo Reporting Services, Inc. which was an EDGAR Filer and Corporate Secretary Consulting Services. In January of 2020 she started Meraki Corporate Services, Inc. where she provides corporate secretary consulting services. She has been under contract as an employee with our company since October 1, 2020. None of the companies where Lisa holds Legal Secretary and Paralegal certificates from Capilano University, North Vancouver BC; Legal Secretary Certificate and Business Management Diploma from Kwantlen University College, Richmond BC.

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

Item 11. Executive Compensation

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by our President, Chief Operating Officer, Principal Financial Officer and Corporate Secretary in the fiscal years ended August 31, 2023 and 2022. This table consists of all the executive officers of the Company who served in such capacity at the end of the fiscal year.

2023 AND 2022 SUMMARY COMPENSATION TABLE

Name and Principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Ronald Loudoun	2023	$90,000	-	-	-	-	-	-	$90,000
CEO (1)	2022	$-	-	-	-	-	-	-	$-
Kermit Harris	2023	$60,000	$-	$420,000	$-	$-	$-	$-	$60,000
President	2022	$60,000	$-	$-	$-	$-	$-	$-	$67,500
Daniel Claycamp(2)	2023	$40,000	$-	$-	$-	$-	$-	$-	$40,000
CEO, Astra-Holcomb Energy Systems Inc.	2022	$120,000	$-	$-	$-	$-	$-	$-	$120,000
Rachel Boulds	2023	$24,000	$-	$-	$-	$-	$-	$-	$24,000
CFO	2022	$24,000	$-	$-	$-	$-	$-	$-	$24,000
Lisa Thompson(3)	2023	$24,000	$-	$-	$-	$-	$-	$-	$24,000
Corporate Secretary	2022	$24,000	$-	$-	$-	$-	$-	$-	$24,000

(1)	Mr. Loudoun was appointed CEO and director of the Company on July 3, 2023.

(2)

Mr. Claycamp was appointed a director of the Company on August 4, 2021 and as COO on February 1, 2021. Mr. Claycamp resigned both positions on November 3, 2022. Mr. Claycamp was appointed as CEO and a director of Astra-Holcomb Energy Systems Inc. on August 17, 2022.

(3)	Mrs. Thompson was appointed Corporate Secretary of the Company on October 1, 2020 and was appointed Corporate Secretary of Astra-Holcomb Energy Systems Inc. on August 17, 2022.

Compensation of Executive Officers

Each of the executive officers has a services or consulting agreement with our company.

On October 1, 2020, we entered into a services agreement with Kermit Harris, wherein, Mr. Harris will receive a monthly fee of $5,000. In addition, Mr. Harris received 500,000 pre-split shares of common stock of the Company pursuant to his agreement. On January 16, 2023, Mr. Harris received 2,000,000 common shares in exchange for services rendered.

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

On February 1, 2021, we entered into a consulting agreement with Daniel Claycamp, wherein Mr. Claycamp will receive an hourly fee for services. In addition, Mr. Claycamp received 250,000 pre-split shares of common stock pursuant to his agreement. On February 11, 2022, Mr. Claycamp received an additional 250,000 shares of common stock.

On December 1, 2022, we entered into a services agreement with Ronald Loudoun, wherein, Mr. Loudoun will receive a monthly fee of $10,000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The following table sets forth, as of August 31, 2023, certain information concerning the beneficial ownership of our Common Stock by: (i) each stockholder known by us to own beneficially 5% or more of our outstanding Common Stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common	Ronald Loudoun(1) Vancouver, BC	-	-%
Common	Kermit A Harris(1) Southfield, Michigan	3,500,000	4.65%
Common	Rachel Boulds(2) Murray, UT	150,000	.019%
Common	Daniel L Claycamp(3) West Frankfort, IL	250,000	0.33%
Common	Lisa Thompson(4) Langley, British Columbia, Canada	250,000	.033%
Common	David F. Lutz(5) Golden, CO	50,000	.006%
Common	Benjamin N. Grier(6) Southfield, MI	110,000	.014%
Common	Albert Mardikian(7) Huntington Beach, CA	10,000,000	13.3%
Common	Robert Holcomb(8) Sarasota, FL	10,000,000	13.3%
	Directors and Officers as a Group (8 persons)	24,310,000	32.07%
Common	Alita Capital Inc. (Ron Loudon) Poway, CA	3,989,714	5.30%
Common	Trimark Capital Partners Inc. (Ron Loudon) Grand Cayman, Cayman Islands	6,000,000	7.98%
Common	HRE Scientific Holdings Ltd. (Robert Holcomb) Sarasota, CA	5,000,000	6.65%

__________

(1)	Mr. Harris was appointed President and Director on October 1, 2020

(2)	Ms. Boulds was appointed CFO on January 19, 2021.

(3)

Mr. Claycamp was appointed a director of the Company on August 4, 2021 and as COO on February 1, 2021. Mr. Claycamp resigned both positions on November 3, 2022. Mr. Claycamp was appointed as CEO and a director of Astra-Holcomb Energy Systems Inc. on August 17, 2022.

(4)	Ms. Thompson was appointed Corporate Secretary of the Company on October 1, 2020 and as Corporate Secretary of Astra-Holcomb Energy Systems Inc. on August 17, 2022.

(5)	Mr. Lutz was appointed a director on July 28, 2022.

(6)	Mr. Grier was appointed a director on July 28, 2022.

(7)	Mr. Mardikian is a Director of Regreen Technologies Inc.

(8)	Mr. Holcomb was appointed a director on September 15, 2023

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

The following table sets forth, as of November 30, 2023, certain information concerning the beneficial ownership of our Preferred Stock:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Preferred A	Vision Opportunity Master Fund, Ltd. 317 Madison Avenue, Suite 1220, New York, NY	7,774	100%

Item 13. Certain Relationships and Related Transactions, and Director Independence

On October 1, 2020, the Company entered into a services agreement with the President, whereby the Company agreed to pay a monthly fee of $5,000 until terminated by either party. The company also issued 500,000 pre-split common shares to the President upon execution of the Agreement. The shares were valued at $0.008 for total non-cash compensation of $12,500. As of August 31, 2022, the Company owes $70,000 to the President for accrued fees.

On October 1, 2020, the Company entered into a services agreement with the Corporate Secretary, whereby the Company agreed to pay a monthly fee of $2,000 until terminated by either party. The company also issued 100,000 pre-split common shares to the Corporate Secretary for total non-cash compensation of $2,500.

On January 1, 2021, the Company entered into a services agreement with the Corporate Communications Officer for cash compensation of $2,500 per month. The company also issued 50,000 pre-split common shares to the officer for total non-cash compensation of $2,500.

On January 16, 2021, the Company entered into a services agreement with the Chief Financial Officer for cash compensation of $2,000 per month. The company also issued 50,000 pre-split common shares to the officer for total non-cash compensation of $37,500.

On December 1, 2022, the Company entered into a services agreement with the Chief Executive Officer for cash compensation of $10,000 per month.

Item 14. Principal Accountant Fees and Services

	2023	2022
Audit Fees	$25,000	$25,820
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

ASTRA ENERGY INC.

/s/ Ronald Loudoun	January 15, 2024
Ronald Loudoun	Date
CEO

/s/ Rachel Boulds	January 15, 2024
Rachel Boulds	Date
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kermit Harris	January 15, 2024
Kermit Harris	Date
President and Director

/s/ Daniel Claycamp	January 15, 2024
Daniel Claycamp	Date
Director

/s/ David F. Lutz	January 15, 2024
David F. Lutz	Date
Director

/s/ Benjamin N. Grier	January 15, 2024
Benjamin N. Grier	Date
Director

