Form 10-K/A
period 2023-08-31
Astra Energy, Inc.
filed 2024-01-26
CIK 1231339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, as filed with the Securities and Exchange Commission on January 16, is to make amendments to Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

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

POWER GENERATION TECHNOLOGY:

In October 2022, the Company entered into a Joint Venture with Holcomb Scientific Research Ltd. (“HSR”) to manufacture and distribute the innovative and patent protected Holcomb Inline Power Generator (ILPG) for homes, commercial applications, solar projects, electric vehicles, large power scale power plants, and many more applications. On September 22, 2023, Astra entered into an Exclusive Worldwide Manufacturing License Agreement with Holcomb Energy Systems, LLC. Holcomb owns a license for certain intellectual property rights licensed to it by Holcomb Scientific Research Ltd., relating to power generation, including the Holcomb Energy System (“HES”) In-Line Power Generator and Self-Sustaining Power Plant worldwide.

Holcomb Scientific Research Ltd. is a Research and Development company that has created the patent-protected Holcomb Energy System, a scientific breakthrough in clean energy generation. The HES utilizes the natural energy produced by the electron spin in the iron atom, converting it into usable electricity while requiring no fuel, releasing zero carbon emissions, and having no moving parts - therefore running completely silent.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The following table sets forth, as of August 31, 2023, certain information concerning the beneficial ownership of our Common Stock by: (i) each stockholder known by us to own beneficially 5% or more of our outstanding Common Stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common	Ronald Loudoun(1) Vancouver, BC	9,989,714	13.28%
Common	Kermit A Harris(2) Southfield, Michigan	3,500,000	4.65%
Common	Rachel Boulds(3) Murray, UT	150,000	.019%
Common	Daniel L Claycamp(4) West Frankfort, IL	250,000	0.33%

Common	Lisa Thompson(5) Langley, British Columbia, Canada	250,000	.0.33%
Common	David F. Lutz(6) Golden, CO	50,000	.006%
Common	Benjamin N. Grier(7) Southfield, MI	110,000	.014%
Common	Albert Mardikian(8) Huntington Beach, CA	10,000,000	13.3%
Common	Robert Holcomb(9) Sarasota, FL	10,000,000	13.3%
	Directors and Officers as a Group (9 persons)	34,299,714	45.23%

__________

(1)

Includes 3,989,714 shares held by Alita Capital Inc., of which Mr. Loudoun is the controlling shareholder and 6,000,000 shares held by Trimark Capital Partners Inc. Mr. Loudoun was appointed CEO and Chairman of the Board on July 3, 2023.

(2)	Mr. Harris was appointed President and Director on October 1, 2020

(3)	Ms. Boulds was appointed CFO on January 19, 2021.

(4)

Mr. Claycamp was appointed a director of the Company on August 4, 2021 and as COO on February 1, 2021. Mr. Claycamp resigned both positions on November 3, 2022. Mr. Claycamp was appointed as CEO and a director of Astra-Holcomb Energy Systems Inc. on August 17, 2022.

(5)	Ms. Thompson was appointed Corporate Secretary of the Company on October 1, 2020 and as Corporate Secretary of Astra-Holcomb Energy Systems Inc. on August 17, 2022.

(6)	Mr. Lutz was appointed a director on July 28, 2022.

(7)	Mr. Grier was appointed a director on July 28, 2022.

(8)	Mr. Mardikian is a Director of Regreen Technologies Inc.

(9)	Includes 10,000,000 shares held by HRE Scientific Holdings Ltd. Mr. Holcomb is the controlling shareholder of HRE Scientific Holdings Ltd. Mr. Holcomb was appointed a director on September 15, 2023.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRA ENERGY INC.

/s/ Ronald Loudoun	January 26, 2024
Ronald Loudoun	Date
CEO

/s/ Rachel Boulds	January 26, 2024
Rachel Boulds	Date
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on 10-K/A Amendment No. 1 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kermit Harris	January 26, 2024
Kermit Harris	Date
President and Director

/s/ Daniel Claycamp	January 26, 2024
Daniel Claycamp	Date
Director

/s/ David F. Lutz	January 26, 2024
David F. Lutz	Date
Director

/s/ Benjamin N. Grier	January 26, 2024
Benjamin N. Grier	Date
Director

