Form 10-Q
period 2023-11-30
Astra Energy, Inc.
filed 2024-02-01
CIK 1231339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,263,982 common shares issued and outstanding as of January 31, 2024.

ASTRA ENERGY, INC.

FORM 10-Q

For the Quarterly Period Ended November 30, 2023

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASTRA ENERGY INC.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2023 (unaudited)	August 31, 2023
ASSETS
Current assets:
Cash	$13,994	$23,250
Total current assets	13,994	23,250
Investment (Note 4)	4,410,000	2,725,000
Operating leases, right of use assets (Note 5)	4,818,471	4,818,471

Total Assets	$9,242,465	$7,566,721

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$454,674	$265,917
Accounts payable - related parties (Note 6)	403,200	322,500
Refundable deposits	190,000	190,000
Accrued interest payable	9,543	6,840
Loan payable-related party (Note 7)	93,011	93,011
Note payable (Note 8)	100,000	100,000
Debenture payable (Note 9)	20,000	20,000
Operating lease liability – current portion	127,460	127,460
Total current liabilities	1,397,888	1,125,728
Operating lease liability – net of current portion (Note 5)	4,691,011	4,691,011
Total Liabilities	6,088,899	5,816,739

Commitments and contingencies	—	—
Stockholders' Equity:
Series A Preferred stock, par $0.001, 8,000,000 shares authorized; 7,774 shares issued and outstanding	8	8
Series B Preferred stock, par $0.0001, 100,000 shares authorized; 207 shares issued and outstanding	—	—
Series C Preferred stock, par $0.001, 1,000,000 shares authorized; 747,870 shares issued and outstanding	748	748
Series D Preferred stock, par $0.001, 380,000 shares authorized; 304,558 shares issued and outstanding	305	305
Series A1 Preferred stock, par $0.001, 1 share authorized; no shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 72,763,982 and 67,638,982 shares issued and outstanding, respectively.	72,764	67,639
Stock subscriptions receivable	(5,000)	(5,000)
Common stock to be issued	-	-
Additional paid-in capital	56,055,812	54,341,562
Accumulated deficit	(52,971,071)	(52,655,280)
Total Stockholders’ Equity	3,153,566	1,749,982

Total Liabilities and Stockholders’ Equity	$9,242,465	$7,566,721

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended November 30,
	2023	2022

Operating Expenses:
General and administrative	$40,335	$48,022
Business development	153,145	271,941
Consulting - related party	-	960
Executive compensation	79,500	933,000
Stock compensation-consulting	34,375	347,500
Total operating expenses	307,355	1,601,423

Loss from operations	(307,355)	(1,601,423)

Other Expense:
Foreign exchange	(5,733)	400
Interest expense	(2,703)	(2,216)
Total other expense	(8,436)	(1,816)

Loss before provision for income taxes	(315,791)	(1,603,239)
Provision for income taxes	—	—

Net Loss	$(315,791)	$(1,603,239)

Net loss per share, basic and diluted	$(0.004)	$(0.03)
Weighted average shares outstanding, basic and diluted	68,109,600	62,883,727

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED NOVEMBER 30, 2023 AND 2022 (Unaudited)

	Series A Preferred		Series A1 Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Common Stock to Be	Stock Subscription	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Receivable	Capital	Deficit	Total
Balance, August 31, 2023	7,774	$8	1	$-	207	$-	747,870	$748	304,558	$305	67,638,982	$67,639	-	$(5,000)	$54,341,562	$(52,655,280)	1,749,982
Common stock issued for services	-	-	-	-	-	-	-	-	-	-	125,000	125	-	-	34,250	-	34,375
Common stock issued for acquisitions	-	-	-	-	-	-	-	-	-	-	5,000,000	5,000	-	-	1,680,000	-	1,685,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(315,791)	(315,791)
Balance, November 30, 2023	7,774	$8	1	$-	207	$-	747,870	$748	304,558	$305	72,763,982	$72,764	-	$(5,000)	$56,055,812	$(52,971,071)	$3,153,566

	Series A Preferred		Series A1 Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Common Stock to Be	Stock Subscription	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Receivable	Capital	Deficit	Total
Balance, August 31, 2022	15,774	$16	1	$-	207	$-	747,870	$748	304,558	$305	50,355,540	$50,356	$20,000	$(5,000)	$42,104,418	$(42,224,735)	$(53,900)
Common stock issued for Services - related party	-	-	-	-	-	-	-	-	-	-	350,000	350	-	-	848,150	-	848,500
Common stock issued for services	-	-	-	-	-	-	-	-	-	-	350,000	350	-	-	347,150	-	347,150
Common stock issued for acquisitions	-	-	-	-	-	-	-	-	-	-	7,650,000	7,650	-	-	8,822,350	-	8,830,000
Common stock issued for cash	-	-	-	-	-	-	-	-	-	-	569,000	569	(20,000)	-	283,931	-	264,500
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,603,239)	(1,603,239)
Balance, November 30, 2022	15,774	$16	1	$-	207	$-	747,870	$748	304,558	$305	59,274,500	$59,275	$-	$(5,000)	$52,404,999	$(43,937,974)	$(8,633,011)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended November 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(315,791)	$(1,603,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	34,375	347,500
Executive stock compensation	-	848,500
Changes in assets and liabilities:
Agreement receivable	-	5,135
Accounts payable and accruals	191,460	16,870
Accounts payable – related party	80,700	(21,500)
Due to related party	-	(50,060)
Net Cash Used in Operating Activities	(9,256)	(456,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of shares	-	264,500
Net Cash Provided by Financing Activities	-	264,500

Net Change in Cash	(9,256)	(192,294)
Cash at Beginning of Period	23,250	198,899
Cash at End of Period	$13,994	$6,605

Supplemental disclosure of non-cash investing activity:
Common stock issued for investment	$1,685,000	$2,725,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTRA ENERGY INC.

Notes to the Condensed Consolidated Financial Statements

November 30, 2023

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending August 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s financial statements for the year ended August 31, 2023.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of November 30, 2023 and 2022.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. For the quarter ended November 30, 2023, the Company has 7,774 potentially dilutive shares from Series A preferred stock and 304,558 potentially dilutive shares from the Series D preferred stock and 20,000 potentially dilutive common shares relating to the Convertible Debenture, and 1,574,000 warrants which are convertible at $1.00 per share into 1,574,000 common shares Any potentially dilutive shares have not been included due to their anti-dilutive effect, as the Company as a net loss.

	2023	2022
Net Loss	$(315,791)	$(1,603,239)
Weighted average shares outstanding, basic and diluted	68,109,600	62,883,727
Net loss per share, basic and diluted	$(0.004)	$(0.025)

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $52,971,071 as of November 30, 2023, and no revenue. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 - INVESTMENT

The investment of $4,410,000 relates to the acquisition of 50% of the outstanding shares of Astra-Holcomb Energy Systems LLC., a Delaware entity, in exchange for 5 million shares of the Company’s common stock and the acquisition of the exclusive global manufacturing and distribution rights for the Holcomb In-Line Power Generator in exchange for 5 million shares of the Company’s common stock. The value of the acquisitions was based on the closing stock price of the Company’s shares on the effective dates of the agreements. Astra-Holcomb Energy Systems LLC holds the exclusive rights to manufacture and distribute the patented Holcomb Energy System In-Line Power Generator. There are no other assets and no liabilities in Astra-Holcomb Energy Systems LLC. There was no impact to the results of operations for the year ended November, 2023, as the Company only issued common stock. The valuation of the investment is based on deemed value of patents, the size of the potential market for the technology and numerous expressions of interest to purchase product. If the Company fails to raise the necessary capital to set up manufacturing and distribution, this investment would be at risk and would become subject to impairment in full.

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

	Balance Sheet Classification	November 30, 2023
Asset
Operating lease asset	Right of use asset	$4,818,471
Total lease asset		$4,818,471

Liability
Operating lease liability – current portion	Current operating lease liability	$127,460
Operating lease liability – noncurrent portion	Long-term operating lease liability	4,691,011
Total lease liability		$4,818,471

NOTE 6 – OTHER RELATED PARTY TRANSACTIONS

As of November 30, 2023, the Company owes $34,000 (August 31, 2023 - $34,000) to the CEO for cash advanced to the Company for working capital. The debt is unsecured, non-interest bearing and has no terms of repayment.

As of November 30, 2023, the Company owes $11,750 (August 31, 2023 - $9,750) to the CEO of a wholly-owned subsidiary for cash advanced to the Company for working capital. The debt is unsecured, non-interest bearing and has no terms of repayment.

During the quarter ended November 30, 2023, the Company accrued $30,000 in fees to the CEO of the Company. The Company owes $120,000 to the CEO at November 30, 2023 ($90,000 – August 31, 2023).

During the quarter ended November 30, 2023, the Company accrued $15,000 in fees to the President. The Company owes $101,500 to the President at November 30, 2023 ($86,500 – August 31, 2023).

During the quarter ended November 30, 2023, the Company accrued $22,500 in fees to the CEO of a wholly owned subsidiary. The Company owes $102,500 to the CEO at November 30, 2023 ($80,000 – August 31, 2023).

During the quarter ended November 30, 2023, the Company accrued $6,000 in fees to the Chief Financial Officer. The Company owes $16,750 to the Chief Financial Officer at November 30, 2023 ($10,750 – August 31, 2023).

During the quarter ended November 30, 2023, the Company accrued $6,000 in fees to the Corporate Secretary. The Company owes $17,500 to the Corporate Secretary at November 30, 2023 ($11,500 – August 31, 2023).

NOTE 7 - LOAN PAYABLE-RELATED PARTY

As of November 30, 2023, the Company owes $93,011 (August 31, 2023 - $93,011) to the CEO for cash advanced to the Company for repayment of debt. The loan is unsecured, non-interest bearing and has no terms of repayment.

NOTE 8 - NOTE PAYABLE

On February 16, 2023, the Company entered into a Loan agreement, wherein the Company promised to pay TTII Strategic Acquisitions & Equity, Inc. $100,000 with interest of 10% per annum on or before February 16, 2024. The loan is secured by a patent held by Regreen Technologies, Inc. As of November 30, 2023, the Company owed the lender $100,000 (August 31, 2023 - $100,000) plus accrued interest of $7,863 (August 31, 2023 - $5,370)

NOTE 9 – DEBENTURE PAYABLE

On January 11, 2022, the Company entered into a Convertible Debenture agreement, wherein the Company promised to pay the Holders $20,000 with interest of 8% per annum on or before January 11, 2024. The Holders have the right to convert any time within 2 years with a conversion price of $1.00 per share subject to adjustments as set out in the Debenture. As of November 30, 2023, there was $1,680 (August 31, 2023 - $1,470) interest owing to the Holders.

NOTE 10 – PREFERRED STOCK

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

NOTE 11 – COMMON STOCK

During the quarter ended November 30, 2023 the Company issued 125,000 common shares at a price of $0.275 per share in exchange for services for total non-cash compensation of $34,375. The shares were valued based on the closing stock price on the effective date of the agreement.

During the quarter ended November 30, 2023 the Company issued 5,000,000 common shares at a price of $0.337 per share in exchange for exclusive global manufacturing and distribution rights to the Holcomb In-Line Power Generator. The shares were valued based on the closing price at the effective date of agreement.

NOTE 12 – STOCK SUBSCRIPTIONS RECEIVABLE

During the year ended August 31, 2022, the Company issued 10,000 common shares pursuant to a Share Subscription Agreement in exchange for $5,000. The shares are included in the total number of shares issued and outstanding at November 30, 2023.

NOTE 13 – WARRANTS

As of November 30, 2023, there are 1,574,000 outstanding warrants. One warrant can be exercised to purchase one share of the Company’s common stock at $1.00 per share.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, August 31, 2022	2,326,000	$1.00	1.51
Issued	529,000	$1.00	2.00
Cancelled or expired	—	$—	—
Exercised	—	$—	—
Outstanding, August 31, 2023	2,855,000	$1.00	0.56	$—
Issued	—	$—	—
Cancelled or expired	(1,281,000)	$—	—
Exercised	—	$—	—
Outstanding, November 30, 2023	1,574,000	$1.00	0.65	$—

NOTE 14 – SUBSEQUENT EVENTS

No events occurring through to January 31, 2024.

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

On September 24, 2023, the Company acquired the exclusive global manufacturing and distribution rights for the Holcomb In-Line Power Generator in exchange for 5 million common shares of the Company.

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

Results of Operations

Three Months Ended November 30, 2023 Compared to the Three Months Ended November 30, 2022

Revenues

We had no revenue for the three months ended November 30, 2023 and 2022.

Operating Expenses

General and Administrative

General and administrative expenses decreased to $40,335 from $48,022 for the three months ended November 30, 2023, and 2022, respectively primarily in legal expenses, transfer agent fees in general administrative costs.

Business Development

Business development expenses decreased to $153,145 from $271,941 for the three months ended November 30, 2023, and 2022, respectively primarily in travel and consulting fees. There has been delays in the projects being developed which has reduced development costs related to those projects.

Executive compensation

Executive compensation expenses decreased to $79,500 from $933,000 for the three months ended November 30, 2023, and 2022, respectively primarily due to a reduction in stock compensation for executives for services rendered.

Stock Compensation

Stock compensation-consulting expenses decreased to $34,375 from $347,500 for the three months ended November 30, 2023, and 2022, respectively, primarily due to a reduction in stock compensation for services rendered by advisors, consultants and other non-related parties.

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

For the three months ended November 30, 2023, we primarily funded our business operations from cash advances made to the Company by officers and directors of the Company. As of November 30, 2023, we had a working capital deficit of $1,383,894.

Cash Flow Activity

For the three months ended November 30, 2023, $9,256 was used by operations (November 30, 2022 - $456,794).

For the three months ended November 30, 2023, we received $0 (November 30, 2022 - $264,500) in financing activities.

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

As of November 30, 2023, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses. The material weaknesses included weaknesses in procedures for control evaluation, a lack of an audit committee, insufficient documentation of review procedures, and insufficient information technology procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2023 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended November 30, 2023 the Company issued 125,000 common shares at a price of $0.275 per share in exchange for services for total non-cash compensation of $34,375. The shares were valued based on the closing stock price on the effective date of the agreement.

During the quarter ended November 30, 2023 the Company issued 5,000,000 common shares at a price of $0.337 per share in exchange for exclusive global manufacturing and distribution rights to the Holcomb In-Line Power Generator. The shares were valued based on the closing price at the effective date of agreement.

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

ASTRA ENERGY, INC.

Date: January 31, 2024	/s/ Ronald Loudoun
Ronald Loudoun
CEO and Director
(Principal Executive Officer)

Date: January 31, 2024	/s/ Rachel Boulds
Rachel Boulds
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

