Form 10-Q
period 2024-02-29
Astra Energy, Inc.
filed 2024-04-09
CIK 1231339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,263,982 common shares issued and outstanding as of April 9, 2024.

ASTRA ENERGY, INC.

FORM 10-Q

For the Quarterly Period Ended February 29, 2024

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASTRA ENERGY INC.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29, 2024 (unaudited)	August 31, 2023
ASSETS
Current assets:
Cash	$1,796	$23,250
Total current assets	1,796	23,250
License, net of amortization (Note 4)	1,662,199	-
Investment (Note 5)	2,725,000	2,725,000
Operating leases, right of use assets (Note 6)	4,691,011	4,818,471

Total Assets	$9,080,006	$7,566,721

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$727,434	$265,917
Accounts payable - related parties (Note 7)	488,373	322,500
Refundable deposits	190,000	190,000
Accrued interest payable	12,246	6,840
Loan payable-related party (Note 8)	93,011	93,011
Note payable (Note 9)	100,000	100,000
Debenture payable (Note 10)	20,000	20,000
Operating lease liability – current portion	128,522	127,460
Total current liabilities	1,759,586	1,125,728
Operating lease liability – net of current portion (Note 6)	4,562,489	4,691,011
Total Liabilities	6,322,075	5,816,739

Commitments and contingencies	—	—
Stockholders' Equity:
Series A Preferred stock, par $0.001, 8,000,000 shares authorized; 7,774 shares issued and outstanding	8	8
Series B Preferred stock, par $0.001, 207 shares authorized; 207 shares issued and outstanding	—	—
Series C Preferred stock, par $0.001, 1,000,000 shares authorized; 747,870 shares issued and outstanding	748	748
Series D Preferred stock, par $0.001, 380,000 shares authorized; 304,558 shares issued and outstanding	305	305
Series A1 Preferred stock, par $0.0001, 1 share authorized; no shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 72,763,982 and 67,638,982 shares issued and outstanding, respectively.	72,764	67,639
Stock subscriptions receivable	(5,000)	(5,000)
Common stock to be issued	-	-
Additional paid-in capital	56,055,812	54,341,562
Accumulated deficit	(53,366,706)	(52,655,280)
Total Stockholders’ Equity	2,757,931	1,749,982

Total Liabilities and Stockholders’ Equity	$9,080,006	$7,566,721

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended February 29 and February 28,		For the Six Months Ended February 29 and February 28,
	2024	2023	2024	2023

Operating Expenses:
General and administrative	$27,377	$32,915	$67,712	$80,937
Business development	43,215	168,251	196,360	440,192
Land lease and penalties	217,897	-	217,897	-
Consulting - related party	—	—	-	960
Executive compensation	79,500	687,000	159,000	1,620,000
Stock compensation-consulting	-	87,900	34,375	435,400
Total operating expenses	367,989	976,066	675,344	2,577,489

Loss from operations	(367,989)	(976,066)	(675,344)	(2,577,489)

Other expense:
Foreign exchange	(2,142)	(765)	(7,875)	(365)
Interest expense	(2,703)	(5,657)	(5,406)	(7,873)
Amortization expense	(22,801)	-	(22,801)	-
Loss on issuance of convertible debt	-	(36,242)	-	(36,242)
Change in fair value of derivative	-	(30,261)	-	(30,261)
Total other expense	(27,646)	(72,925)	(36,082)	(74,741)

Loss before income taxes	(395,635)	(1,048,991)	(711,426)	(2,652,230)

Provision for income taxes	—	—	—	—

Net Loss	$(395,635)	$(1,048,991)	$(711,426)	$(2,652,230)

Net loss per share, basic and diluted and diluted	$(0.005)	$(0.01)	$(0.009)	$(0.04)

Weighted average common shares outstanding, basic and diluted	72,763,982	70,642,209	72,763,982	66,048,782

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023 (Unaudited)

	Series A Preferred		Series A1 Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Common Stock to Be	Stock Subscription	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Receivable	Capital	Deficit	Total
Balance, August 31, 2023	7,774	$8	-	$-	207	$-	747,870	$748	304,558	$305	67,638,982	$67,639	-	$(5,000)	$54,341,562	$(52,655,280)	1,749,982
Common stock issued for services	-	-	-	-	-	-	-	-	-	-	125,000	125	-	-	34,250	-	34,375
Common stock issued for acquisitions	-	-	-	-	-	-	-	-	-	-	5,000,000	5,000	-	-	1,680,000	-	1,685,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(711,426)	(711,426)
Balance, February 29, 2024	7,774	$8	-	$-	207	$-	747,870	$748	304,558	$305	72,763,982	$72,764	-	$(5,000)	$56,055,812	$(53,366,706)	$2,757,931

	Series A Preferred		Series A1 Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Common Stock to Be	Stock Subscription	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Receivable	Capital	Deficit	Total
Balance, August 31, 2022	7,774	$8	-	$-	207	$-	747,870	$748	304,558	$305	57,855,540	$57,856	$20,000	$(5,000)	$59,421,878	$(32,523,735)	$26,972,060
Common stock issued for Services - related party	-	-	-	-	-	-	-	-	-	-	3,540,000	3,540	-	-	1,502,460	-	1,506,000
Common stock issued for services	-	-	-	-	-	-	-	-	-	-	640,000	640	-	-	412,260	-	412,900
Common stock issued for acquisitions	-	-	-	-	-	-	-	-	-	-	10,924,442	10,924	-	-	9,676,989	-	9,687,913
Common stock issued for cash	-	-	-	-	-	-	-	-	-	-	569,000	569	(20,000)	-	283,931	-	264,500
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,652,230)	(2,652,230))
Balance, February 28, 2023	7,774	$8	-	$-	207	$-	747,870	$748	304,558	$305	73,528,982	$73,529	$-	$(5,000)	$71,297,518	$(35,175,965)	$36,191,143

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended February 29 February 28
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(711,426)	$(2,652,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation-related party	-	1,506,000
Stock based compensation	34,375	412,900
Amortization of license	22,801	-
Debt discount amortization	-	2,885
Loss on issuance of convertible debt	-	36,242
Change in fair value of derivative	-	30,261
Changes in assets and liabilities:
Accounts payable	461,517	75,071
Accounts payable-related parties	165,873	70,400
Due to related party	-	(59,984)
Accrued interest	5,406	743
Net Cash Used in Operating Activities	(21,454)	(577,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable		100,000
Proceeds from convertible note payable		65,000
Common stock issued for cash	-	264,500
Net Cash Provided by Financing Activities	-	429,500

Net Change in Cash	(21,454)	(148,212)
Cash at Beginning of Period	23,250	198,899
Cash at End of Period	$1,796	$50,687

Supplemental disclosure of non-cash investing activity:
Common stock issued for investment	$-	$3,000,000
Common stock issued for license asset	$1,685,000	$-
Common stock issued for prepayment of acquisition	$-	$6,687,912

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTRA ENERGY INC.

Notes to the Condensed Consolidated Financial Statements

February 29, 2024

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

As at August 31, 2023, the Company had acquired a 28% interest in Regreen Technologies, Inc. in exchange for 7,759,442 common shares of the Company.

In September, 2023, the Company acquired exclusive global manufacturing and distribution rights to the Holcomb In-Line Power Generator in exchange for 5 million common shares of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending August 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s audited financial statements for the year ended August 31, 2023.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of February 29, 2024 and February 28, 2023.

Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company periodically reviews physical inventory and will record a reserve for excess and/or obsolete inventory if necessary.

Intangible Assets

Intangible assets are capitalized in accordance with ASC Topic 350 “Intangibles-Goodwill and Other”. Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the six months ended February 29, 2024 and February 28, 2023 was $22,801 and $0 respectively.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. For the quarter ended February 29, 2024, the Company has 7,774 potentially dilutive shares from Series A preferred stock and 304,558 potentially dilutive shares from the Series D preferred stock and 20,000 potentially dilutive common shares relating to the Convertible Debenture, and 1,259,000 warrants which are convertible at $1.00 per share into 1,259,000 common shares. Any potentially dilutive shares have not been included due to their anti-dilutive effect, as the Company as a net loss.

	2024	2023
Net Loss	$(711,426)	$(2,652,230)
Weighted average shares outstanding, basic and diluted	72,763,982	66,048,782
Net loss per share, basic and diluted	$(0.009)	$(0.04)

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $53,366,706 as of February 29, 2024, and no revenue. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – LICENSE

In September, 2023, the Company acquired an exclusive worldwide manufacturing license to manufacture the Holcomb In-Line Power Generator and Self-Sustaining Power Plant in exchange for 5 million common shares of the Company for a deemed value of $1,685,000. The valuation of the license is based on the deemed value of patents, the size of the potential market for the technology and numerous expressions of interest to purchase the product. If the Company fails to raise the necessary capital to set up manufacturing and distribution, this license would be at risk and would become subject to impairment in full.

NOTE 5 - INVESTMENT

The investment of $2,725,000 relates to the acquisition of 50% of the outstanding shares of Astra-Holcomb Energy Systems LLC., a Delaware entity, in exchange for 5 million shares of the Company’s common stock and the acquisition of the exclusive global manufacturing and distribution rights for the Holcomb In-Line Power Generator in exchange for 5 million shares of the Company’s common stock. The value of the acquisition was based on the closing stock price of the Company’s shares on the effective date of the agreement.

NOTE 6 - OPERATING LEASES

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

As per the terms of the lease, the Company is delinquent in its first payment and has incurred a penalty. However, it was agreed to by both Astra Energy Inc. and The Revolutionary Government of Zanzibar that the Zanzibar land leases were not going to be paid until a Power Purchase Agreement was in place as this is a critical condition for funding the project. The company plans to fund the project for $195M and make the lease payments accordingly.

	Balance Sheet Classification	February 29, 2024
Asset
Operating lease asset	Right of use asset	$4,691,011
Total lease asset		$4,691,011

Liability
Operating lease liability – current portion	Current operating lease liability	$128,522
Operating lease liability – noncurrent portion	Long-term operating lease liability	4,562,489
Total lease liability		$4,691,011

NOTE 7 – OTHER RELATED PARTY TRANSACTIONS

As of February 29, 2024, the Company owes $40,674 (August 31, 2023 - $127,011) to the CEO for cash advanced to the Company for working capital. The debt is unsecured, non-interest bearing and has no terms of repayment.

As of February 29, 2024, the Company owes $12,750 (August 31, 2023 - $9,750) to the CEO of a wholly-owned subsidiary for cash advanced to the Company for working capital. The debt is unsecured, non-interest bearing and has no terms of repayment.

During the six months ended February 29, 2024, the Company accrued $60,000 in fees to the CEO of the Company. The Company owes $150,000 to the CEO at February 29, 2024 ($90,000 – August 31, 2023).

During the six months ended February 29, 2024, the Company accrued $30,000 in fees to the President. The Company owes $115,000 to the President at February 29, 2024 ($86,500 – August 31, 2023).

During the six months ended February 29, 2024, the Company accrued $45,000 in fees to the CEO of a wholly owned subsidiary. The Company owes $125,000 to the CEO at February 29, 2024 ($90,000 – August 31, 2023).

During the six months ended February 29, 2024, the Company accrued $12,000 in fees to the former Chief Financial Officer. The Company owes $20,750 to the Chief Financial Officer at February 29, 2024 ($10,750 – August 31, 2023).

During the six ended February 29, 2024, the Company accrued $12,000 in fees to the Corporate Secretary. The Company owes $22,700 to the Corporate Secretary at February 29, 2024 ($11,500 – August 31, 2023).

NOTE 8 - LOAN PAYABLE-RELATED PARTY

As of February 29, 2024, the Company owes $93,011 (August 31, 2023 - $93,011) to the CEO for cash advanced to the Company for repayment of debt. The loan is unsecured, non-interest bearing and has no terms of repayment.

NOTE 9 - NOTE PAYABLE

On February 16, 2023, the Company entered into a Loan agreement, wherein the Company promised to pay TTII Strategic Acquisitions & Equity, Inc. $100,000 with interest of 10% per annum on or before February 16, 2024. The loan is secured by a patent held by Regreen Technologies, Inc. As of February 29, 2024, the Company owed the lender $100,000 (August 31, 2023 - $100,000) plus accrued interest of $10,356 (August 31, 2023 - $5,370). The loan is in default. The Company is negotiating extended terms.

NOTE 10 – DEBENTURE PAYABLE

On January 11, 2022, the Company entered into a Convertible Debenture agreement, wherein the Company promised to pay the Holders $20,000 with interest of 8% per annum on or before January 11, 2024. The Holders have the right to convert any time within 2 years with a conversion price of $1.00 per share subject to adjustments as set out in the Debenture. As of February 29, 2024, there was $1,890 (August 31, 2023 - $1,470) interest owing to the Holders. The principle and interest are currently in default. On April 8, 2024, the debt was converted by the Holders into 46,400 common shares.

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

Series D Preferred

The Company has authorized 380,000 shares of Series D Preferred Stock, which ranks junior to our Series A, Series B and Series C Convertible Preferred Stock, but senior to our common stock. Except with respect to specified transactions that affect the rights, preferences, privileges or voting power of the Series D Preferred Shares and except as otherwise required by Nevada law, the Series D Preferred Shares have no voting rights. At any time on or after the issuance date, the holder of any Series D Preferred Shares may, at the holder’s option, elect to convert all or any portion of the Series D Preferred Shares held by such person into a number of fully paid and nonassessable shares of common stock equal to the quotient of (i) the stated value ($40.00 per share) of the Series D Preferred Shares being converted divided by (ii) the conversion price, which initially is $0.80 per share, subject to certain adjustments. As at February 29, 2024, there are 304,558 Series D Preferred shares issued and outstanding.

In the event of our liquidation, dissolution or winding up, the holders shall be entitled to receive, out of the assets of the Company available for distribution, an amount equal to the Liquidation Preference Amount which is the product of the stocks Stated Value of $40.00 per share plus 120% before any payment or distribution of assets to the holders of Common Stock or any other Junior Stock.

NOTE 12 – COMMON STOCK

During the six months ended February 29, 2024 the Company issued 125,000 common shares at a price of $0.275 per share in exchange for services for total non-cash compensation of $34,375. The shares were valued based on the closing stock price on the effective date of the agreement.

During the six months ended February 29, 2024 the Company issued 5,000,000 common shares at a price of $0.337 per share in exchange for exclusive global manufacturing and distribution rights to the Holcomb In-Line Power Generator. The shares were valued based on the closing price at the effective date of agreement.

NOTE 13 – STOCK SUBSCRIPTIONS RECEIVABLE

During the year ended August 31, 2022, the Company issued 10,000 common shares pursuant to a Share Subscription Agreement in exchange for $5,000. The shares are included in the total number of shares issued and outstanding at February 29, 2024.

NOTE 14 – WARRANTS

As of February 29, 2024, there are 1,259,000 outstanding warrants. One warrant can be exercised to purchase one share of the Company’s common stock at $1.00 per share.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, August 31, 2022	2,326,000	$1.00	1.51
Issued	569,000	$1.00	2.00
Cancelled or expired	—	$—	—
Exercised	—	$—	—
Outstanding, August 31, 2023	2,895,000	$1.00	0.56	$—
Issued	—	$—	—
Cancelled or expired	(1,636,000)	$—	—
Exercised	—	$—	—
Outstanding, February 29, 2024	1,259,000	$1.00	0.51	$—

NOTE 15 – SUBSEQUENT EVENTS

On March 18 2024, the board of directors of the Company accepted the resignation of Rachel Boulds and appointed Claudio Flamini as Chief Financial Officer of the Company.

On March 8 2024, the Company entered into a Joint Venture Agreement (the "Agreement") with Powertron Global LLC ("Powertron"). Pursuant to the terms of the Agreement, the Company, being the majority owner of Regreen Technologies Inc. (“Regreen”), which holds patents related to the processing of waste-to-energy (the “Patents”) and Powertron will create a new entity (“Newco”) to hold the Patents which will be assigned from Regreen to Newco. Pursuant to the terms of the Agreement, the Company will receive $5 million in cash and 4 million shares of common stock of Newco.

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

Results of Operations

Six Months Ended February 29, 2024 Compared to the Six Months Ended February 28, 2023

Revenues

We had no revenue for the six months ended February 29, 2024 and February 28, 2023.

Operating Expenses

General and Administrative

General and administrative expenses decreased to $67,712 from $80,937 for the six months ended February 29, 2024 and February 28, 2023, respectively primarily in legal expenses, transfer agent fees and consulting fees.

Business Development

Business development expenses decreased to $196,360 from $440,192 for the six months ended February 29, 2024 and February 28, 2023, respectively primarily in travel and consulting fees. There has been delays in the projects being developed which has reduced development costs related to those projects.

Land Lease and penalties

Land lease and penalties increased to $217,897 from $0 for the six months ended February 29, 2024 and February 28, 2023, respectively.

Executive Compensation

Executive compensation expenses decreased to $159,000 from $1,620,000 for the six months ended February 29, 2024 and February 28, 2023, respectively primarily due to a reduction in stock compensation for executives for services rendered.

Stock Compensation

Stock compensation-consulting expenses decreased to $34,375 from $435,400 for the six months ended February 29, 2024 and February 28, 2023, respectively, primarily due to a reduction in stock compensation for services rendered by advisors, consultants and other non-related parties.

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

For the six months ended February 29, 2024, we primarily funded our business operations from cash advances made to the Company by officers and directors of the Company. As of February 29, 2024, we had a working capital deficit of $1,757,790

Cash Flow Activity

For the six months ended February 29, 2024, $21,454 (February 28, 2023 - $577,712) was used by operations.

For the six months ended February 29, 2024, we received $0 (February 28, 2023 - $429,500) in financing activities.

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

As of February 29, 2024, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses. The material weaknesses included weaknesses in procedures for control evaluation, a lack of an audit committee, insufficient documentation of review procedures, and insufficient information technology procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2024 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest. except for the following: effective September 7, 2023, Robert R. Holcomb M.D., Ph.D. joined the Board of Directors of Astra. At the time of his appointment, two civil litigation cases were ongoing against Dr. Holcomb, one in the State of Florida and one in the State of Tennessee. On March 8, 2024 a 17 year old judgement from an unrelated business in the state of Tennessee was filed in Florida. In the first civil action held in the State of Florida, the ruling favoured Mr. Holcomb and he was awarded attorneys’ fees and court costs. Three successive attempts to appeal and overturn that decision have failed. After considering this outcome and a review of the two remaining cases, it is the Company's opinion that the second civil suit will be ruled upon in his favour and the third action will also not be not be successful. If there are material outcomes to the contrary, the Company will make an appropriate disclosure.

Astra is not party to any of the cases filed against Dr. Holcomb, nor do the filings of the civil cases preclude Dr. Holcomb from serving as a director of the Company.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended February 29, 2024 the Company issued 125,000 common shares at a price of $0.275 per share in exchange for services for total non-cash compensation of $34,375. The shares were valued based on the closing stock price on the effective date of the agreement.

During the six months ended February 29, 2024 the Company issued 5,000,000 common shares at a price of $0.337 per share in exchange for exclusive global manufacturing and distribution rights to the Holcomb In-Line Power Generator. The shares were valued based on the closing price at the effective date of agreement.

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

ASTRA ENERGY, INC.

Date April 9, 2024	/s/ Ronald Loudoun
Ronald Loudoun
CEO and Director
(Principal Executive Officer)