Form 10-Q
period 2024-05-31
Astra Energy, Inc.
filed 2024-07-12
CIK 1231339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-52205

Astra Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-3113571
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1100 Benjamin Franklin Drive, Unit 802, Sarasota, Florida 34236

(Address of principal executive offices) (Zip Code)

1-800-705-2919

(Registrant’s telephone number, including area code)

9565 Waples Street, Suite 200, San Diego California, 92121

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 72,810,382 common shares issued and outstanding as of July 12, 2024.

ASTRA ENERGY, INC.

FORM 10-Q

For the Quarterly Period Ended May 31, 2024

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASTRA ENERGY INC.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	May 31, 2024 (unaudited)	August 31, 2023
ASSETS
Current assets:
Cash	$26,593	$23,250
Other receivable	45,300	—
Total current assets	71,893	23,250
License, net of amortization (Note 4)	1,662,199	-
Investment (Note 5)	2,725,000	2,725,000
Automobile	20,723	—
Operating leases, right of use assets (Note 6)	4,691,011	4,818,471

Total Assets	$9,170,826	$7,566,721

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$787,407	$265,917
Accounts payable - related parties (Note 7)	443,566	322,500
Refundable deposits	190,000	190,000
Accrued interest payable	212,849	6,840
Loan payable-related party (Note 8)	—	93,011
Note payable - (Note 9)	100,000	100,000
Note payable - related party (Note 9)	2,510,500	—
Note payable – contra account (Note 9)	(2,465,200)	—
Debenture payable (Note 10)	—	20,000
Operating lease liability – current portion	128,519	127,460
Total current liabilities	1,907,641	1,125,728
Operating lease liability – net of current portion (Note 6)	4,562,489	4,691,011
Total Liabilities	6,470,130	5,816,739

Commitments and contingencies	—	—
Stockholders' Equity:
Series A Preferred stock, par $0.001, 8,000,000 shares authorized; 7,774 shares issued and outstanding	8	8
Series B Preferred stock, par $0.001, 207 shares authorized; 207 shares issued and outstanding	—	—
Series C Preferred stock, par $0.001, 1,000,000 shares authorized; 747,870 shares issued and outstanding	748	748
Series D Preferred stock, par $0.001, 380,000 shares authorized; 304,558 shares issued and outstanding	305	305
Series A1 Preferred stock, par $0.0001, 1 share authorized; no shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 72,810,382 and 67,638,982 shares issued and outstanding, respectively.	72,810	67,639
Stock subscriptions receivable	(5,000)	(5,000)
Common stock to be issued	-	-
Additional paid-in capital	56,078,966	54,341,562
Accumulated deficit	(53,447,141)	(52,655,280)
Total Stockholders’ Equity	2,700,696	1,749,982

Total Liabilities and Stockholders’ Equity	$9,170,826	$7,566,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	96,253	36,362	163,965	117,299
Business development	445,586	124,152	641,946	564,344
Land lease and penalties	—	—	217,897	—
Consulting - related party	—	2,500	—	3,460
Amortization expense	—	—	22,801	—
Executive compensation	84,000	57,000	243,000	1,677,000
Stock compensation-consulting	—	8,000	34,375	443,400
Total operating expenses	625,839	228,014	1,323,984	2,805,503

Loss from operations	(625,839)	(228,014)	(1,323,984)	(2,805,503)

Other income (expense):
Foreign exchange	(193)	4,684	(8,068)	4,319
Interest expense	(204,503)	(19,094)	(209,909)	(26,967)
Loss on issuance of convertible debt	—	—	—	(36,242)
Change in fair value of derivative	—	20,597	—	(9,664)
Other income	750,100	—	750,100	—
Total other income (expense)	545,404	6,187	532,123	(68,554)

Loss before income taxes	(80,435)	(221,827)	(791,861)	(2,874,057)

Provision for income taxes	—	—	—	—

Net Loss	$(80,435)	$(221,827)	$(791,861)	$(2,874,057)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.05)

Weighted average common shares outstanding, basic and diluted	72,803,321	66,141,482	72,174,089	61,536,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2024 AND 2023 (Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Stock Subscription	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Balance, August 31, 2023	7,774	$8	207	$-	747,870	$748	304,558	$305	67,638,982	$67,639	$(5,000)	$54,341,562	$(52,655,280)	$1,749,982
Common stock issued for services	-	-	-	-	-	-	-	-	125,000	125	-	34,250	-	34,375
Common stock issued for acquisitions	-	-	-	-	-	-	-	-	5,000,000	5,000	-	1,680,000	-	1,685,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(315,791)	(315,791)
Balance, November 30, 2023	7,774	8	207	-	747,870	748	304,558	305	72,763,982	72,764	(5,000)	56,055,812	(52,971,071)	$3,153,566
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(395,635)	(395,635)
Balance, February 29, 2024	7,774	8	207	-	747,870	748	304,558	305	72,763,982	72,764	(5,000)	56,055,812	(53,366,706)	2,757,931
Common stock issued for conversion for debt	-	-	-	-	-	-	-	-	46,400	46	-	23,154	-	23,200
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(80,435)	(80,435)
Balance, May 31, 2024	7,774	$8	207	$-	747,870	$748	304,558	$305	72,810,382	$72,810	$(5,000)	$56,078,966	$(53,447,141)	$2,700,696

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Common Stock to	Stock Subscription	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Be Issued	Receivable	Capital	Deficit	Total
Balance, August 31, 2022	7,774	$8	207	$—	747,870	$748	304,558	$305	57,855,540	$57,856	$20,000	$(5,000)	$59,421,878	$ $(32,523,735)	$26,972,060
Shares issued for services - related party	—	—	—	—	—	—	—	—	350,000	350	—	—	848,150	—	848,500
Shares issued for services	—	—	—	—	—	—	—	—	350,000	350	—	—	347,150	—	347,500
Shares issued for acquisition	—	—	—	—	—	—	—	—	7,650,000	7,650	—	—	8,547,350	—	8,555,000
Common stock issued for cash	—	—	—	—	—	—	—	—	569,000	569	(20,000)	—	283,931	—	264,500
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,603,239)	(1,603,239)
Balance, November 30, 2022	7,774	8	207	—	747,870	748	304,558	305	66,774,540	66,775	—	(5,000)	69,448,459	(34,126,974)	35,384,321
Shares issued for services - related party	—	—	—	—	—	—	—	—	3,190,000	3,190	—	—	654,310	—	657,500
Shares issued for services	—	—	—	—	—	—	—	—	290,000	290	—	—	65,110	—	65,400
Shares issued for acquisition	—	—	—	—	—	—	—	—	3,274,442	3,274	—	—	1,129,639	—	1,132,913
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,048,991)	(1,048,991)
Balance, February 28, 2023	7,774	8	207	—	747,870	748	304,558	305	73,528,982	73,529	—	(5,000)	71,297,518	(35,175,965)	36,191,143
Shares issued for services	—	—	—	—	—	—	—	—	50,000	50	—	—	7,950	—	8,000
Shares issued for acquisition	—	—	—	—	—	—	—	—	500,000	500	—	—	79,500	—	80,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(221,827)	(221,827)
Balance, May 31, 2023	7,774	$8	207	$—	747,870	$748	304,558	$305	74,078,982	$74,079	$—	$(5,000)	$71,384,968	$(35,397,792)	$36,057,316

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended May 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(791,861)	$(2,874,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation-related party	—	1,506,000
Stock based compensation	34,375	420,900
Amortization of license	22,801
Debt discount amortization	—	20,197
Loss on issuance of convertible debt	—	36,242
Change in fair value of derivative	—	9,664
Changes in assets and liabilities:
Other receivable	(45,300)	—
Accounts payable	521,487	71,512
Accounts payable-related parties	121,066	97,900
Due to related party	(93,011)	(59,984)
Customer deposits	—	150,000
Accrued interest	209,209	2,524
Net Cash Used in Operating Activities	(21,234)	(619,102)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of automobile	(20,723)	—
Net Cash Used by Investing Activities	(20,723)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	—	100,000
Proceeds from note payable– related party	2,510,500	—
Note payable – contra account	(2,465,200)
Proceeds from convertible note payable	—	65,000
Common stock issued for cash	—	264,500
Net Cash Provided by Financing Activities	45,300	429,500

Net Change in Cash	3,343	(189,602)
Cash at Beginning of Period	23,250	198,899
Cash at End of Period	$26,593	$9,297

Supplemental disclosure of non-cash investing activity:
Common stock issued for investment	$—	$3,000,000
Common stock issued for license asset	$1,685,000	$—
Common stock issued for prepayment of acquisition	$—	$6,687,912
Establish right of use asset	$—	$4,818,470
Common stock issued for conversion of debt	$23,200	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA ENERGY INC.

Notes to the Condensed Consolidated Financial Statements

May 31, 2024

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

As of August 31, 2023, the Company had acquired a 28% interest in Regreen Technologies, Inc. in exchange for 7,759,442 common shares of the Company.

In September 2023, the Company acquired exclusive global manufacturing and distribution rights to the Holcomb In-Line Power Generator in exchange for 5 million common shares of the Company.

On March 8, 2024, the Company entered into a Joint Venture Agreement (the "Agreement") with Powertron Global LLC ("Powertron"). Pursuant to the terms of the Agreement, the Company and Powertron will create a new entity (“Newco”), to hold the Patents related to the processing of waste to energy, which will be assigned from Regreen Technologies, Inc. to Newco. Pursuant to the terms of the Agreement, the Company has received $750,000 in cash with remaining consideration of $4 million in cash and 4 million shares of common stock of Newco.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of May 31, 2024 and August 31, 2023.

Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company periodically reviews physical inventory and will record a reserve for excess and/or obsolete inventory if necessary.

Intangible Assets

Intangible assets are capitalized in accordance with ASC Topic 350 “Intangibles-Goodwill and Other”. Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the nine months ended May 31, 2024 and 2023 was $22,801 and $0 respectively.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate which is based on the interest rate of similar debt outstanding. The Company uses a discount rate of 10% per annum which is the same rate of interest being paid on a current outstanding loan.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. For the quarter ended May 31, 2024, the Company has 7,774 potentially dilutive shares from Series A preferred stock and 304,558 potentially dilutive shares from the Series D preferred stock and 1,259,000 warrants which are convertible at $1.00 per share into 1,259,000 common shares As of May 31, 2023, the Company has 10,667 potentially dilutive shares from Series A preferred stock, 380,698 potentially dilutive shares from the Series D preferred stock and approximately 841,940 potentially dilutive shares from a convertible note payable. When the Company as a net loss any potentially dilutive shares have not been included due to their anti-dilutive effect.

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2024	2023	2024	2023
Net Loss	$(80,435)	$(221,827)	$(791,861)	$(2,874,057)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.05)

Weighted average common shares outstanding, basic	72,803,321	66,141,482	72,174,089	61,536,642

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

Recently Issued Accounting Pronouncements

On August 23, 2023, the FASB issued ASU 2023-05, under which an entity that qualifies as either a joint venture or a corporate joint venture as defined in the FASB Accounting Standards Codification (ASC) master glossary is required to apply a new basis of accounting upon the formation of the joint venture.  Specifically, the ASU provides that a joint venture or a corporate joint venture (collectively, “joint ventures”) must initially measure its assets and liabilities at fair value on the formation date. The amendments in ASU 2023-05 are effective for all joint ventures within the ASU’s scope that are formed on or after January 1, 2025. Early adoption is permitted.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company has an accumulated deficit of $53,447,141 as of May 31, 2024, and no revenue. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to continue as a going concern, the Company is planning to secure its financial capital in various ways. It will finance its operations initially through shareholder loans from the principals and through private placement investment offerings. The Company may decide to finance its project development stage by way of an equity offering by issuing shares or by engaging venture capital firms that invest in early-stage companies. Venture capital firms do more than just supply money to small new opportunities. They can also provide advice on potential products, customers, and key employees.

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

NOTE 4 – LICENSE

In September 2023, the Company acquired an exclusive manufacturing license to manufacture the Holcomb In-Line Power Generator in exchange for 5 million common shares of the Company for a deemed value of $1,685,000. The valuation of the license is based on the deemed value of patents, the size of the potential market for the technology and numerous expressions of interest to purchase product. If the Company fails to raise the necessary capital to set up manufacturing and distribution, this license would be at risk and would become subject to impairment in full.

NOTE 5 - INVESTMENT

The investment of $2,725,000 relates to the acquisition of 50% of the outstanding shares of Astra-Holcomb Energy Systems LLC., a Delaware entity, in exchange for 5 million shares of the Company’s common stock and the acquisition of the global manufacturing and distribution rights for the Holcomb In-Line Power Generator in exchange for 5 million shares of the Company’s common stock. The value of the acquisition was based on the closing stock price of the Company’s shares on the effective date of the agreement.

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

	Balance Sheet Classification	May 31, 2024
Asset
Operating lease asset	Right of use asset	$4,691,011
Total lease asset		$4,691,011

Liability
Operating lease liability – current portion	Current operating lease liability	$128,522
Operating lease liability – noncurrent portion	Long-term operating lease liability	4,562,489
Total lease liability		$4,691,011

NOTE 7 – OTHER RELATED PARTY TRANSACTIONS

As of May 31, 2024, the Company owes $41,674 (August 31, 2023 - $127,011) to the CEO for cash advanced to the Company for working capital. The debt is unsecured, non-interest bearing and has no terms of repayment.

As of May 31, 2024, the Company owes $1,441 (August 31, 2023 - $9,750) to the CEO of a wholly-owned subsidiary for cash advanced to the Company for working capital. The debt is unsecured, non-interest bearing and has no terms of repayment.

As of May 31, 2024, the company owes $2,510,500 (August 31, 2023 - $0) to a Director for cash advanced to the Company to pay for the Financial Guarantee Insurance on the $195M Zanzibar Clean Energy Park Loan Facility. The debt is unsecured, non-interest bearing and is to be repaid within 30 days or when the loan closes plus a transaction fee of $1,500,000.

During the nine months ended May 31, 2024, the Company accrued $90,000 in fees to the CEO of the Company and repaid $100,000. The Company owes $80,000 to the CEO at May 31, 2024 ($90,000 – August 31, 2023).

During the nine months ended May 31, 2024, the Company accrued $30,000 in fees to the President and repaid $12,500. The Company owes $102,500 to the President at May 31, 2024 ($86,500 – August 31, 2023).

During the nine months ended May 31, 2024, the Company accrued $45,000 in fees to the CEO of a wholly owned subsidiary. The Company owes $125,000 to the CEO at May 31, 2024 ($90,000 – August 31, 2023).

During the nine months ended May 31, 2024, the Company accrued $12,000 in fees to the former Chief Financial Officer and repaid $2,000. The Company owes $18,750 to the Chief Financial Officer at May 31, 2024 ($10,750 – August 31, 2023).

During the nine months ended May 31, 2024, the Company accrued $12,000 in fees to the Corporate Secretary and repaid $4,000. The Company owes $18,700 to the Corporate Secretary at May 31, 2024 ($11,500 – August 31, 2023).

During the nine months ended May 31, 2024, the Company accrued $54,000 in compensation to the new CFO. The Company owes $54,000 to the CFO at May 31, 2024.

NOTE 8 - LOAN PAYABLE-RELATED PARTY

As of May 31, 2024, the Company owes $0 (August 31, 2023 - $93,011) to the CEO for cash advanced to the Company for repayment of debt. The loan was unsecured, non-interest bearing and has no terms of repayment. The loan was repaid on March 12, 2024.

NOTE 9 - NOTE PAYABLE

On February 16, 2023, the Company entered into a Loan agreement, wherein the Company promised to pay TTII Strategic Acquisitions & Equity, Inc. $100,000 with interest of 10% per annum on or before February 16, 2024. The loan is secured by a patent held by Regreen Technologies, Inc. As of May 31, 2024, the Company owed the lender $100,000 (August 31, 2023 - $100,000) plus accrued interest of $12,849 (August 31, 2023 - $5,370). The loan is in default. The Company is negotiating extended terms.

As of May 31, 2024, the company owes $2,510,500 to a Director for cash advanced to the Company to pay for the Financial Guarantee Insurance on the $195M Zanzibar Clean Energy Park Loan Facility. The debt is unsecured, non-interest bearing and is to be repaid within 30 days or when the loan closes plus a transaction fee of $1,500,000.

NOTE 10 – DEBENTURE PAYABLE

On January 11, 2022, the Company entered into a Convertible Debenture agreement, wherein the Company promised to pay the Holders $20,000 with interest of 8% per annum on or before January 11, 2024. The Holders have the right to convert any time within 2 years with a conversion price of $1.00 per share subject to adjustments as set out in the Debenture. On March 14, 2024, the note holder converted all principal and interest into 46,400 shares of common stock.

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

Series D Preferred

The Company has authorized 380,000 shares of Series D Preferred Stock, which ranks junior to our Series A, Series B and Series C Convertible Preferred Stock, but senior to our common stock. Except with respect to specified transactions that affect the rights, preferences, privileges or voting power of the Series D Preferred Shares and except as otherwise required by Nevada law, the Series D Preferred Shares have no voting rights. At any time on or after the issuance date, the holder of any Series D Preferred Shares August, at the holder’s option, elect to convert all or any portion of the Series D Preferred Shares held by such person into a number of fully paid and nonassessable shares of common stock equal to the quotient of (i) the stated value ($40.00 per share) of the Series D Preferred Shares being converted divided by (ii) the conversion price, which initially is $0.80 per share, subject to certain adjustments. As of May 31, 2024, there are 304,558 Series D Preferred shares issued and outstanding.

In the event of our liquidation, dissolution or winding up, the holders shall be entitled to receive, out of the assets of the Company available for distribution, an amount equal to the Liquidation Preference Amount which is the product of the stocks Stated Value of $40.00 per share plus 120% before any payment or distribution of assets to the holders of Common Stock or any other Junior Stock.

NOTE 12 – COMMON STOCK

During the nine months ended May 31, 2024 the Company issued 125,000 common shares at a price of $0.275 per share in exchange for services for total non-cash compensation of $34,375. The shares were valued based on the closing stock price on the effective date of the agreement.

During the nine months ended May 31, 2024 the Company issued 5,000,000 common shares at a price of $0.337 per share in exchange for exclusive global manufacturing and distribution rights to the Holcomb In-Line Power Generator. The shares were valued based on the closing price at the effective date of agreement.

During the nine months ended May 31, 2024 the Company issued 46,400 common shares in conversion of principal and interest of $20,000 and $3,200, respectively (Note 10).

NOTE 13 – STOCK SUBSCRIPTIONS RECEIVABLE

During the year ended August 31, 2022, the Company issued 10,000 common shares pursuant to a Share Subscription Agreement in exchange for $5,000. The shares are included in the total number of shares issued and outstanding at May 31, 2024.

NOTE 14 – WARRANTS

As of May 31, 2024, there are 1,259,000 outstanding warrants. One warrant can be exercised to purchase one share of the Company’s common stock at $1.00 per share.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, August 31, 2022	2,326,000	$1.00	1.51
Issued	569,000	$1.00	2.00
Cancelled or expired	—	$—	—
Exercised	—	$—	—
Outstanding, August 31, 2023	2,895,000	$1.00	0.56	$—
Issued	—	$—	—
Cancelled or expired	(1,636,000)	$—	—
Exercised	—	$—	—
Outstanding, May 31, 2024	1,259,000	$1.00	0.51	$—

NOTE 15 – SUBSEQUENT EVENTS

On June 03, 2024, the Company through its subsidiary A-HES Power Co. entered into a Joint Venture Agreement (the "Agreement") with a multinational corporation (the "Client"), collectively (the "Parties"). Pursuant to the terms of the agreement the Company received a $750,000 deposit towards the manufacture and installation of a one-megawatt Holcomb Energy Systems Inline Power Generator as a pilot unit for a date center with the intention that it will lead to further business. The Parties have agreed to a confidential split of the gross revenue derived from the power savings and/or power magnification.

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

As of August 31, 2023, the Company has acquired a 28% interest in Regreen Technologies, Inc. in exchange for 7,759,442 common shares of the Company.

On September 24, 2023, the Company acquired the exclusive global manufacturing and distribution rights for the Holcomb In-Line Power Generator in exchange for 5 million common shares of the Company.

On March 8, 2024, the Company entered into a Joint Venture Agreement (the "Agreement") with Powertron Global LLC ("Powertron"). Pursuant to the terms of the Agreement, the Company and Powertron will create a new entity (“Newco”), to hold the Patents related to the processing of waste to energy, which will be assigned from Regreen Technologies, Inc. to Newco. Pursuant to the terms of the Agreement, the Company has received $750,000 in cash with remaining consideration of $4 million in cash and 4 million shares of common stock of Newco.

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

Results of Operations

Three Months Ended May 31, 2024 Compared to the Three Months Ended May 31, 2023

Revenues

We did not recognize any revenue during the three months ended May 31, 2024 or 2023.

Operating Expenses

General and Administrative

General and administrative expenses for the three months ended May 31, 2024 and 2023, were $96,253 and $36,362, respectively, an increase of $59,891 or 164.7%. In the current period we have had an increase in recruiting fees of $72,000, offset by a decrease in consulting expenses.

Business Development

Business development expenses for the three months ended May 31, 2024 and 2023, were $445,586 and $124,152, respectively, an increase of $321,434 or 258.9%.  Business development expenses are primarily for travel and consulting fees.

Consulting – Related Party

Consulting – related party expense for the three months ended May 31, 2024 and 2023, was $0 and $2,500, respectively, a decrease of $2,500.

Executive Compensation

Executive compensation for the three months ended May 31, 2024 and 2023, were $84,000 and $57,000, respectively, an increase of $27,000 or 47.4%. In the current period we incurred additional compensation for our new CFO.

Stock Compensation-Consulting

Stock compensation-consulting expenses for the three months ended May 31, 2024 and 2023, were $0 and $8,000, respectively, a decrease of $8,000. The decrease is due to a reduction in stock compensation for services.

Other Income/Expense

For the three months ended May 31, 2024, we incurred total other income of $545,404, compared to total other income of $6,187 in the prior period. In the current period we had interest expense of $204,503, $200,000 of which was recorded to accrue for a portion of the transaction fee related to the loan from a Director for the Financial Guarantee Insurance. We also had foreign exchange expense of $193 and we had $750,000 of other revenue from our joint venture with Powertron. In the prior period we had interest expense of $19,094, a gain for the change in fair value of derivative of $20,597 and a $4,684 gain for foreign exchange.

Net Loss

We had a net loss of $80,435 for the three months ended May 31, 2024 compared to a net loss of $221,827 for the three months ended May 31, 2023.

Nine Months Ended May 31, 2024 Compared to the Nine Months Ended May 31, 2023

Revenues

We did not recognize any revenue during the nine months ended May 31, 2024 or 2023.

Operating Expenses

General and Administrative

General and administrative expenses for the nine months ended May 31, 2024 and 2023, were $163,965 and $117,299, respectively, an increase of $46,666 or 39.8%. In the current period we have had an increase of recruiting fees of $72,000 and an increase in audit fees of approximately $22,000. These increases were offset by a $40,559 decrease in consulting expenses.

Business Development

Business development expenses for the nine months ended May 31, 2024 and 2023, were $641,946 and $564,344, respectively, an increase of $77,602 or 13.8%.  Business development expenses are primarily for travel and consulting fees.

Land Lease and penalties

Land lease and penalties increased to $217,897 from $0 for the nine months ended May 31, 2024 and 2023, respectively. As per the terms of the lease agreement with the Revolutionary Government of Zanzibar (Note 6), the Company is delinquent in its first payment and has incurred a penalty.

Consulting – Related Party

Consulting – related party expense for the nine months ended May 31, 2024 and 2023, was $0 and $3,460, respectively, a decrease of $3,460.

Amortization Expense

In the current period we incurred amortization expense of $22,801, for our license to manufacture the Holcomb In-Line Power Generator and Self-Sustaining Power Plant.

Executive Compensation

Executive compensation for the nine months ended May 31, 2024 and 2023, were $243,000 and $1,677,000, respectively, a decrease of $1,434,000 or 85.5%. The decrease is primarily due to a reduction in stock compensation for executives for services rendered.

Stock Compensation-Consulting

Stock compensation-consulting expenses for the nine months ended May 31, 2024 and 2023, were $34,375 and $443,400, respectively, a decrease of $409,025 or 92.2%. The decrease is due to a reduction in stock compensation for services rendered by advisors, consultants and other non-related parties.

Other Income/Expense

For the nine months ended May 31, 2024, we incurred total other income of $532,123, compared to $68,554 in the prior period. In the current period we had interest expense of $209,909, $200,000 of which was recorded to accrue for a portion of the transaction fee related to the loan from a Director for the Financial Guarantee Insurance. We also had foreign exchange expense of $8,086 and we recognized $750,000 of other revenue from our joint venture with Powertron. In the prior period we had interest expense of $26,967, a loss on the issuance of convertible debt of $36,242, a loss for the change in fair value of derivative of $9,664 and a $4,319 gain for foreign exchange.

Net Loss

We had a net loss of $791,861 for the nine months ended May 31, 2024 compared to $2,874,057 for the nine months ended May 31, 2023. Our net loss has decreased to the reasons discussed above.

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

Cash Flow Activity

For the nine months ended May 31, 2024, we used $21,234 of cash in operations compared to $619,102 used in the prior period.

For the nine months ended May 31, 2024, we used $20,723 (May 31, 2023 - $0) in investing activities.

For the nine months ended May 31, 2024, we received $45,300 (May 31, 2023 - $429,500) from financing activities.

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

As of May 31, 2024, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses. The material weaknesses included weaknesses in procedures for control evaluation, a lack of an audit committee, insufficient documentation of review procedures, and insufficient information technology procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2024 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended May 31, 2024 the Company issued 125,000 common shares at a price of $0.275 per share in exchange for services for total non-cash compensation of $34,375. The shares were valued based on the closing stock price on the effective date of the agreement.

During the nine months ended May 31, 2024 the Company issued 5,000,000 common shares at a price of $0.337 per share in exchange for exclusive global manufacturing and distribution rights to the Holcomb In-Line Power Generator. The shares were valued based on the closing price at the effective date of agreement.

During the nine months ended May 31, 2024 the Company issued 46,400 common shares in conversion of principal and interest of $20,000 and $3,200, respectively (Note 10).

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

ASTRA ENERGY, INC.

Date: July 12, 2024	/s/ Ronald Loudoun
Ronald Loudoun
CEO and Director
(Principal Executive Officer)

Date: July 12, 2024	/s/ Claudio Flamini
Claudio Flamini
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

