Form 10-K
period 2024-08-31
Astra Energy, Inc.
filed 2024-12-16
CIK 1231339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission file number ______________

ASTRA ENERGY INC.
(Exact Name of registrant as specified in its charter)

Nevada	20-3113571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 1100 Benjamin Franklin Drive, Unit 802, Sarasota, Florida, 34236

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the last business day of the registrant’s most recently completed second fiscal quarter: $7,067,066

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 74,760,382 issued and outstanding at December 11, 2024.

Part I

Item 1. Business

Astra Energy Inc.is an emerging company in the clean and renewable electricity and power generation sectors, with a focus on energy production from solar, waste-to-energy conversion and clean burning fuels. The Company strives to advance clean energy initiatives globally, while delivering measurable benefits to communities and value to our investors by investing in new technology and developing renewable and clean energy projects in markets where demand is high and supply is limited.

CLEAN ENERGY PROJECTS

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

POWER GENERATION TECHNOLOGY

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

WASTE TO ENERGY TECHNOLOGY

Regreen Technologies Inc. (“Regreen”), is a related, California-based “zero emissions” clean energy company. Regreen is involved in research and development of the science of converting municipal solid waste (MSW) and organic waste into “zero emission” marketable commodities, such as clean electricity, biofuels, animal feeds, fertilizers, organic pesticides, and reclaimed water purification. The Company partners with Regreen and has access to its technology for use in developing clean and renewable energy solutions.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We have developed and maintain a cybersecurity risk management methodology intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management is integrated into our overall enterprise risk management, and shares common methodologies, reporting channels and governance processes that apply across the Company to other legal, compliance, strategic, operational, and financial risk areas. As part of our overall risk management processes and procedures, we have instituted a cybersecurity awareness designed to identify, assess and manage material risks from cybersecurity threats. This involves ongoing monitoring of systems and networks, including networks on which we rely. Through our cybersecurity awareness, the current threat landscape is actively monitored in an effort to identify material risks arising from new and evolving cybersecurity threats. We may engage external experts, including cybersecurity assessors, consultants and auditors to evaluate cybersecurity measures and risk management processes as needed. We also depend on and engage various third parties, including suppliers, vendors and service providers in connection with our operations. Our management team oversee and identify material risks from cybersecurity threats associated with our use of such entities.

As of the date of this Report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition and that are required to be reported in this Report.

Item 2. Properties

Our principal executive offices are located at 1100 Benjamin Franklin Drive, Unit 802, Sarasota, Florida 34236. We believe our present facilities are adequate for our current needs as it is in close proximity to the Holcomb Energy System R&D Facility. We do not own any real property.

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

Holders of Record of Common Stock

As of December 11, 2024, we had approximately 181 stockholders of record for our common stock. The foregoing number of stockholders of record does not include an unknown number of stockholders who hold their stock in "street name".

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

Equity Compensation Plan Information

As of August 31, 2024, we do not have any equity compensation plans.

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

Results of Operations

Fiscal Year Ended August 31, 2024, Compared to Fiscal Year Ended August 31, 2023

We did not recognize any revenue for the years ended August 31, 2024 and 2023.

General and Administrative

General and administrative expenses were $333,008 and $127,037 for the years ended August 31, 2024 and 2023, respectively, an increase of $205,971 or 162.1%. In the current fiscal year, we had an increase of audit fees of approximately $33,820, legal fees of $144,590 and recruiting fees of $72,000.

Business Development

Business development expenses were $874,245 and $819,715 for the years ended August 31, 2024 and 2023, respectively, an increase of $54,530 or 6.7%. Business development expenses are primarily for travel and consulting fees.

Land Lease and penalties

Land lease and penalties increased to $318,467 from $0 for the year ended August 31, 2024 and 2023, respectively. As per the terms of the lease agreement with the Revolutionary Government of Zanzibar (Note 7), the Company is delinquent in its first payment and has incurred a penalty.

Consulting – Related Party

Consulting – related party expense for the years ended August 31, 2024 and 2023, was $0 and $3,460, respectively, a decrease of $3,460.

Amortization and Depreciation Expense

In the current year we incurred amortization expense of $88,310 for our license to manufacture the Holcomb In-Line Power Generator and Self-Sustaining Power Plant and $1,159 of depreciation expense on an automobile.

Executive Compensation

Executive compensation expenses were $345,000 and $1,693,250 for the years ended August 31, 2024 and 2023, respectively, a decrease of $1,348,250 or 79.6%. The decrease is primarily due to a reduction in stock compensation for executives for services rendered.

Stock Compensation-Consulting

Stock compensation-consulting expenses for the years ended August 31, 2024 and 2023, were $389,840 and $701,612, respectively, a decrease of $311,772 or 44.4%. The decrease is due to a reduction in stock compensation for services rendered by advisors, consultants and other non-related parties.

Other Income/Expense

For the year ended August 31, 2024, we had total other expense of $1,138,597, compared to total other expense of $7,085,471 in the prior year. In the current year we had interest expense of $1,880,602, $537,500 of which was recorded to accrue for a portion of the transaction fee related to the loan from a Director for the Financial Guarantee Insurance. We also had foreign exchange expense of $8,095 and we recognized $750,100 of other revenue from our joint venture with Powertron. In the prior period we had interest expense of $13,510, a loss on the issuance of convertible debt of $36,242, a loss for the change in fair value of derivative of $50,570, debt discount expense of $69,250, and early payment penalty of $20,706 and a loss on impairment of $7,049,213. These expense were offset with a $2,208 gain for foreign exchange and a gain on extinguishment of debt of $151,812.

Net Loss

We had a net loss of $3,487,467 for the year ended August 31, 2024, compared to $10,430,545 for the year ended August 31, 2023. Our net loss has decreased for the reasons discussed above.

Liquidity and Capital Resources

We have an accumulated deficit at August 31, 2024 of $56,142,747. We expect to incur substantial expenses and generate continued operating losses until we generate revenues sufficient to meet our obligations. At August 31, 2024, the Company had cash of $23,012. We will need to rely on private capital investment or loans to fund future operations for the next 12 months.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Statements of Cash Flows:

	Years Ended August 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(124,815)	$(593,160)
Investing activities	(20,723)	—
Financing activities	$145,300	$417,511

Operating Activities

Cash used in operating activities was $124,815 and $593,160 for the years ended August 31, 2024 and 2023, respectively.

Investing Activities

Cash used in investing activities was $20,723 and $0 for the years ended August 31, 2024 and 2023, respectively. In the current fiscal year we purchased an automobile for $20,723.

Financing Activities

Cash provided by financing activities was $145,300 and $417,511 for the years ended August 31, 2024 and 2023, respectively. The decrease in cash provided by financing activities was primarily due to a decrease in the issuances of common stock for cash.

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

Item 8. Financial Statements and Supplementary Data

ASTRA ENERGY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Astra Energy, Inc and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Astra Energy, Inc and Subsidiaries (“the Company”) as of August 31, 2024, and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a significant accumulated deficit and no ongoing revenue sources. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting Treatment related to Joint Ventures and Investment Impairment – Refer to Note 6 to the Financial Statements

Critical Audit Matter Description

The Company acquired a 50% ownership interest in Astra-Holcomb Energy Systems, LLC during the year ended August 31, 2023. Additionally, the Company executed several joint venture agreements that were in effect during the year ended August 31, 2024. As assessing for potential impairment related to the Astra-Holcomb investment and assessing the proper accounting treatment related to the joint ventures requires significant auditor judgement, we deemed investment impairment and joint venture accounting treatment to be critical audit matters.

How the Critical Audit Matter was Addressed on the Audit

Our principal audit procedures consisted of the following, among others:

•	Identifying all joint venture agreements and inquiring of management regarding the status of and activity under these agreements.

•	Reviewing source documents and agreements with partners and other entities.

•	Evaluating the relevance and reliability of management’s analysis to ensure the value of the investments are properly recorded under generally accepted accounting principles.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2021.

Spokane, Washington

December 16, 2024

ASTRA ENERGY INC. CONSOLIDATED BALANCE SHEETS

	August 31, 2024	August 31, 2023
ASSETS
Current assets:
Cash	$23,012	$23,250
Accounts receivable	240,020	—
Accounts receivable – related party	235,209	—
Other current assets	35,907	—
Prepaid loan fee	2,465,200	—
Total current assets	2,999,348	23,250
License, net of amortization (Note 5)	1,597,849	-
Investment (Note 6)	2,725,000	2,725,000
Automobile, net of depreciation	19,564	—
Operating leases, right of use assets (Note 7)	4,691,010	4,818,471

Total Assets	$12,032,771	$7,566,721

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$965,298	$265,917
Accounts payable - related parties (Note 8)	507,565	322,500
Refundable deposits	915,000	190,000
Accrued interest payable	1,882,842	6,840
Loan payable-related party (Note 9)	—	93,011
Notes payable - (Note 10)	200,000	100,000
Note payable - related party (Note 10)	2,510,500	—
Debenture payable (Note 11)	—	20,000
Operating lease liability – current portion	128,519	127,460
Total current liabilities	7,109,724	1,125,728
Operating lease liability – net of current portion (Note 7)	4,562,492	4,691,011
Total Liabilities	11,672,216	5,816,739

Commitments and contingencies (Note 12)	—	—
Stockholders' Equity:
Series A Preferred stock, par $0.001, 8,000,000 shares authorized; 7,774 shares issued and outstanding	8	8
Series B Preferred stock, par $0.001, 207 shares authorized; 207 shares issued and outstanding	—	—
Series C Preferred stock, par $0.001, 1,000,000 shares authorized; 747,870 shares issued and outstanding	748	748
Series D Preferred stock, par $0.001, 380,000 shares authorized; 304,558 shares issued and outstanding	305	305
Series A1 Preferred stock, par $0.0001, 1 share authorized; no shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 72,810,382 and 67,638,982 shares issued and outstanding, respectively.	72,810	67,639
Stock subscriptions receivable	(5,000)	(5,000)
Common stock to be issued	355,465	-
Additional paid-in capital	56,078,966	54,341,562
Accumulated deficit	(56,142,747)	(52,655,280)
Total Stockholders’ Equity	360,555	1,749,982

Total Liabilities and Stockholders’ Equity	$12,032,771	$7,566,721

The accompanying notes are an integral part of these consolidated financial statements.

ASTRA ENERGY INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended August 31,
	2024	2023
Revenue	$—	$—

Operating Expenses:
General and administrative	333,008	127,037
Business development	874,245	819,715
Land lease and penalties	318,467	—
Consulting - related party	—	3,460
Amortization and depreciation expense	88,310	—
Executive compensation	345,000	1,693,250
Stock compensation-consulting	389,840	701,612
Total operating expenses	2,348,870	3,345,074

Loss from operations	(2,348,870)	(3,345,074)

Other income (expense):
Foreign exchange	(8,095)	2,208
Interest expense	(1,880,602)	(13,510)
Interest expense – debt discount	—	(69,250)
Early payment penalty	—	(20,706)
Impairment loss	—	(7,049,213)
Loss on issuance of convertible debt	—	(36,242)
Change in fair value of derivative	—	(50,570)
Gain on extinguishment of debt	—	151,812
Other income	750,100	—
Total other expense	(1,138,597)	(7,085,471)

Loss before income taxes	(3,487,467)	(10,430,545)

Provision for income taxes	—	—

Net Loss	$(3,487,467)	$(10,430,545)

Net loss per share, basic and diluted	$(0.05)	$(0.15

Weighted average common shares outstanding, basic and diluted	72,472,237	70,475,577

The accompanying notes are an integral part of these consolidated financial statements.

ASTRA ENERGY INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED AUGUST 31, 2024 AND 2023

	Series A Preferred		Series A1 Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Common Stock to Be	Stock Subscription	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Receivable	Capital	Deficit	Total
Balance, August 31, 2022	7,774	$8	1	$—	207	$—	747,870	$748	304,558	$305	50,355,540	$50,356	$20,000	$(5,000)	$42,104,418	$(42,224,735)	$(53,900)
Common stock issued for services - related party	—	—	—	—	—	—	—	—	—	—	3,615,000	3,615	—	—	1,515,135	—	1,518,750
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	1,640,000	1,640	—	—	582,510	—	584,150
Prepaid common stock issued for acquisition	—	—	—	—	—	—	—	—	—	—	11,459,442	11,459	—	—	9,855,568	—	9,867,027
Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	569,000	569	(20,000)	—	283,931	—	264,500
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,430,545)	(10,430,545)
Balance, August 31, 2023	7,774	8	1	—	207	—	747,870	748	304,558	305	67,638,982	67,639	—	(5,000)	54,341,562	(52,655,280)	1,749,982
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	125,000	125	355,465	—	34,250	—	389,840
Common stock issued for acquisitions	—	—	—	—	—	—	—	—	—	—	5,000,000	5,000	—	—	1,680,000	—	1,685,000
Common stock issued for conversion for debt	—	—	—	—	—	—	—	—	—	—	46,400	46	—	—	23,154	—	23,200
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,487,467)	(3,487,467)
Balance, August 31, 2024	7,774	$8	1	$—	207	$—	747,870	$748	304,558	$305	72,810,382	$72,810	$355,465	$(5,000)	$56,078,966	(56,142,747)	$360,555

The accompanying notes are an integral part of these consolidated financial statements.

ASTRA ENERGY INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended August 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,487,464)	$(10,430,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation-related party	—	1,518,750
Stock based compensation	389,840	692,009
Impairment expense	—	7,049,212
Amortization and depreciation	88,310	—
Debt discount amortization	—	69,250
Early payment penalty	—	20,706
Loss on issuance of convertible debt	—	36,242
Change in fair value of derivative	—	50,570
Gain on extinguishment of debt	—	(151,812)
Financing costs	1,530,000	—
Changes in assets and liabilities:
Other current assets	(35,907)	—
Accounts receivable	(240,020)	—
Receivable – related party	(235,209)	194,520
Accounts payable	583,407	216,613
Lease penalties	318,467	—
Accounts payable-related parties	185,065	215,300
Due to related party	—	(270,185)
Customer deposits	725,000	190,000
Accrued interest	146,707	6,210
Net Cash Used in Operating Activities	(31,804)	(593,160)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of automobile	(20,723)	—
Net Cash Used by Investing Activities	(20,723)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	100,000	100,000
Proceeds from note payable– related party	2,510,500	93,011
Repayment of note payable– related party	(93,011)	—
Financial guarantee insurance	(2,465,200)	—
Common stock issued for cash	—	224,500
Net Cash Provided by Financing Activities	52,289	417,511

Net Change in Cash	(238)	(175,649)
Cash at Beginning of Year	23,250	198,899
Cash at End of Year	$23,012	$23,250

Supplemental disclosure of non-cash investing activity:
Common stock issued for investment	$—	$2,725,000
Common stock issued for license asset	$1,685,000	$—
Common stock issued for prepayment of acquisition	$—	$7,049,212
Establish right of use asset	$—	$4,818,471
Common stock issued for conversion of debt	$23,200	—

The accompanying notes are an integral part of these consolidated financial statements.

ASTRA ENERGY INC.

Notes to the Consolidated Financial Statements

August 31, 2024

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Astra Energy Inc. (the “Company”, “Astra”), was incorporated in the State of Nevada on June 12, 2000.

A Certificate of Amendment was filed on August 22, 2020 with the Nevada Secretary of State changing the name of the Company to Astra Energy, Inc.

The Company is an emerging leader in the acquisition and development of technology in the Waste-to-Energy and power amplification and in the clean and renewable energy project sector.

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

On September 21, 2021, the Company incorporated a wholly owned subsidiary in Uganda called Astra Energy Africa - SMC Limited. As of August 31, 2024, there has been no operating activities in these subsidiaries.

On October 12, 2021, the Company incorporated a majority owned subsidiary in Uganda called Astra Energy Services Limited. The Company is owned 80% by Astra Energy Inc. and 20% by Ssingo Oils and Gas - SMC Limited of Mityana, Uganda.

On November 15, 2021, the Company incorporated a wholly owned subsidiary in the State of California called Astra Energy California, Inc. On August 13, 2024, the name of the subsidiary was changed to Regen Waste Management Inc.

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

On March 8, 2024, the Company entered into a Joint Venture Agreement (the "Agreement") with Powertron Global LLC ("Powertron"). Pursuant to the terms of the Agreement, the Company and Powertron will create a new entity (“Newco”), to hold the Patents related to the processing of waste to energy, which will be assigned from Regreen Technologies, Inc. to Newco. Pursuant to the terms of the Agreement, the Company has received $750,000 in cash with remaining consideration of $4 million in cash and 4 million shares of common stock of Newco. As of August 31, 2024, there were no JV operations in place.

On June 03, 2024, the Company through its subsidiary A-HES Power Co. entered into a Joint Venture Agreement (the "Agreement") with a multinational corporation (the "Client"), collectively (the "Parties"). Pursuant to the terms of the agreement the Company received a $750,000 deposit towards the manufacture and installation of a one-megawatt Holcomb Energy Systems Inline Power Generator as a pilot unit for a date center with the intention that it will lead to further business. The Parties have agreed to a confidential split of the gross revenue derived from the power savings and/or power magnification. As of August 31, 2024, there were no JV operations in place.

On July 30, 2024, the Company incorporated a subsidiary in Kenya called Astra Clean and Renewable Projects Limited. The Company is owned 90% by Astra Energy Inc. and 10% by Robert Kennedy Okongo, of Nairobi, Kenya.

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

Principles of Consolidation

These financial statements include the accounts of the Company and its subsidiaries. Subsidiaries are all entities (including structured entities) which the Company controls and are Astra Energy Services Limited, Regen Waste Management Inc., Astra Energy Tanzania Limited, Astra Holcomb Energy Systems Inc., and Astra Clean and Renewable Projects Limited (Note 1). For accounting purposes, control is established by an investor when it is exposed to, or has rights to, variable returns from its involvement with the entity and when it can affect those returns through its power over the entity. All inter-company balances and transactions are eliminated upon consolidation.

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of August 31, 2024 and 2023.

Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company periodically reviews physical inventory and will record a reserve for excess and/or obsolete inventory if necessary.

Intangible Assets

Intangible assets are capitalized in accordance with ASC Topic 350 “Intangibles-Goodwill and Other”. Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the years ended August 31, 2024 and 2023 was $88,310 and $0, respectively.

Investments

The Company accounts for its investments under ASC 321, “Investments – Equity Securities,” which requires that investments in equity securities be measured at fair value with changes in value recorded as unrealized gains and losses in current period operations.

The Company also accounts for its investments in entities over which it has significant influence but does not have control using the equity method of accounting. Under this method, the investment is initially recorded at cost, and the carrying amount is subsequently adjusted to recognize the Company’s share of the investee's net income or loss. Dividends received from the investee reduce the carrying amount of the investment.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. For the year ended August 31, 2024, the Company has 7,774 potentially dilutive shares from Series A preferred stock and 304,558 potentially dilutive shares from the Series D preferred stock and 569,000 warrants which are convertible at $1.00 per share into 569,000 common shares. As of August 31, 2023, the Company has 7,774 potentially dilutive shares from Series A preferred stock, 304,558 potentially dilutive shares from the Series D preferred stock and approximately 20,000 potentially dilutive shares from a convertible note payable. When the Company as a net loss any potentially dilutive shares have not been included due to their anti-dilutive effect.

	For the Years Ended August 31,
	2024	2023
Net Loss	$(3,487,467)	$(10,430,545)

Net loss per share, basic and diluted	$(0.05)	$(0.15)

Weighted average common shares outstanding, basic	72,472,237	70,475,577

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $56,142,747 as of August 31, 2024, and no revenue. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – AUTOMOBILE

On May 20, 2024, the Company purchased an automobile for $20,723. The automobile is being depreciated over five years. Depreciation expense for the year ended August 31, 2024, was $1,159.

Automobile	$20,723
Accumulated depreciation	(1,159)
Automobile, net	$19,564

NOTE 5 – LICENSE

In September 2023, the Company acquired an exclusive manufacturing license to manufacture the Holcomb In-Line Power Generator in exchange for 5 million common shares of the Company for a deemed value of $1,685,000, based on the closing stock price on the date of issuance. The valuation of the license is based on the deemed value of patents, the size of the potential market for the technology and numerous expressions of interest to purchase product. The license is being amortized over 18 years. During the year ended August 31, 2024, the Company incurred amortization expense of $88,310. If the Company fails to raise the necessary capital to set up manufacturing and distribution, this license would be at risk and would become subject to impairment in full.

NOTE 6 – INVESTMENT

The investment of $2,725,000 relates to the acquisition of 50% of the outstanding shares of Astra-Holcomb Energy Systems LLC., a Delaware entity, in exchange for 5 million shares of the Company’s common stock and the acquisition of the global manufacturing and distribution rights for the Holcomb In-Line Power Generator in exchange for 5 million shares of the Company’s common stock (refer Note 5). The value of the acquisition was based on the closing stock price of the Company’s shares on the effective date of the agreement. As of August 31, 2024, there was no operating activities in Astra-Holcomb Energy Systems LLC.

NOTE 7 – OPERATING LEASES

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

As per the terms of the lease, the Company is delinquent in its lease payments and expensed $318,467 in penalties in the current year. However, it was agreed to by both Astra Energy Inc. and The Revolutionary Government of Zanzibar that the Zanzibar land leases were not going to be paid until a Power Purchase Agreement was in place as this is a critical condition for funding the project. The company plans to fund the project for $195M and make the lease payments accordingly.

	Balance Sheet Classification	August 31, 2024
Asset
Operating lease asset	Right of use asset	$4,691,010
Total lease asset		$4,691,010

Liability
Operating lease liability – current portion	Current operating lease liability	$128,519
Operating lease liability – noncurrent portion	Long-term operating lease liability	4,562,492
Total lease liability		$4,691,011

Lease obligations at August 31, 2024 consisted of the following:

For the year ended August 31:
2025	$167,614
2026	167,614
2027	167,614
2028	167,614
2029	167,614
Thereafter	4,525,579
Total payments	5,363,649
Amount representing interest	(672,638)
Lease obligation, net	4,691,011
Less current portion	(128,519)
Lease obligation – long term	$4,562,492

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

As of August 31, 2024, the Company owes $41,674 (August 31, 2023 - $127,011) to the CEO for cash advanced to the Company for working capital. The debt is unsecured, non-interest bearing and has no terms of repayment.

As of August 31, 2024, the Company owes $1,441 (August 31, 2023 - $9,750) to the CEO of a wholly-owned subsidiary for cash advanced to the Company for working capital. The debt is unsecured, non-interest bearing and has no terms of repayment.

As of August 31, 2024, the company owes $2,510,500 (August 31, 2023 - $0) to a Director for cash advanced to the Company to pay for the Financial Guarantee Insurance on the $195M Zanzibar Clean Energy Park Loan Facility. The debt is unsecured, non-interest bearing and is to be repaid within 30 days or when the loan closes plus a transaction fee of $1,500,000. The full amount of the transaction fee was expensed in the current year given the amount will be fully paid once the funding closes.

During the year ended August 31, 2024, the Company accrued $120,000 in fees to the CEO of the Company and repaid $120,000. The Company owes $90,000 to the CEO at August 31, 2024 ($90,000 – August 31, 2023).

During the year ended August 31, 2024, the Company accrued $3,000 in fees to the President and repaid $30,500. The Company owes $84,500 to the President at August 31, 2024 ($86,500 – August 31, 2023).

During the year ended August 31, 2024, the Company accrued $45,000 in fees to the CEO of a wholly owned subsidiary. The Company owes $125,000 to the CEO at August 31, 2024 ($90,000 – August 31, 2023).

During the year ended August 31, 2024, the Company accrued $15,000 in fees to the former Chief Financial Officer and repaid $5,000. The Company owes $18,750 to the Chief Financial Officer at August 31, 2024 ($10,750 – August 31, 2023).

During the year ended August 31, 2024, the Company accrued $12,000 in fees to the Corporate Secretary and repaid $4,000. The Company owes $18,700 to the Corporate Secretary at August 31, 2024 ($11,500 – August 31, 2023).

During the year ended August 31, 2024, the Company accrued $126,000 in compensation to the new CFO. The Company owes $126,000 to the CFO at August 31, 2024.

NOTE 9 – LOAN PAYABLE-RELATED PARTY

As of August 31, 2024, the Company owes $0 (August 31, 2023 - $93,011) to the CEO for cash advanced to the Company for repayment of debt. The loan was unsecured, non-interest bearing and has no terms of repayment. The loan was repaid on March 12, 2024.

NOTE 10 – NOTE PAYABLE

On February 16, 2023, the Company entered into a Loan agreement, wherein the Company promised to pay GTII Strategic Acquisitions & Equity, Inc. $100,000 with interest of 10% per annum on or before February 16, 2024. The loan is secured by a patent held by Regreen Technologies, Inc. As of August 31, 2024, the Company owed the lender $100,000 (August 31, 2023 - $100,000) plus accrued interest of $15,342 (August 31, 2023 - $5,370). The loan is in default and the Company is negotiating extended terms. As of August 31, 2024, the Company has accrued $337,500 in late fees. This loan is personally guaranteed by the CEO of the Company.

As of August 31, 2024, the company owes $2,510,500 to a Director for cash advanced to the Company to pay for the Financial Guarantee Insurance on the $195M Zanzibar Clean Energy Park Loan Facility. This Financial Guarantee Insurance has been accounted for as a prepayment given the funding has not yet closed but will be considered loan costs amortized over the life of the loan once funding is secured. The amount will be refunded if the loan is not secured. The debt is unsecured, non-interest bearing and is to be repaid within 30 days or when the loan closes plus a transaction fee of $1,500,000.

As of August 31, 2024, the company owes $100,000 to Edwin Stoughton for cash advanced to the Company to pay for costs incurred on the $195M Zanzibar Clean Energy Park Loan Facility. The debt is unsecured, non-interest bearing and is to be repaid within 30 days or when the loan closes plus a transaction fee of $100,000.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

On November 11, 2024 Astra Energy Inc. was made aware of a Demand for Payment letter issued to Regreen Technologies Inc. from NAPS Construction – Investment Fund, LLC for loan agreements entered between the parties.

On May 25, 2022 Regreen Technologies Inc entered into a loan agreement and promised to pay NAPS Construction – Investment Fund, LLC $270,500 with interest of 12% per annum on or before August 24, 2022. On December 14, 2022 Regreen Technologies Inc entered into a loan agreement and promised to pay NAPS Construction – Investment Fund, LLC $10,000 with interest of 12% per annum on or before February 15, 2023. These loans are in default.

Astra Energy Inc. has an interest in resolving this matter with the debtor as it is currently negotiating a transaction with Powertron Global LLC involving Regreen Technologies Inc patents.

NOTE 13 – PREFERRED STOCK

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

Series D Preferred

The Company has authorized 380,000 shares of Series D Preferred Stock, which ranks junior to our Series A, Series B and Series C Convertible Preferred Stock, but senior to our common stock. Except with respect to specified transactions that affect the rights, preferences, privileges or voting power of the Series D Preferred Shares and except as otherwise required by Nevada law, the Series D Preferred Shares have no voting rights. At any time on or after the issuance date, the holder of any Series D Preferred Shares August, at the holder’s option, elect to convert all or any portion of the Series D Preferred Shares held by such person into a number of fully paid and nonassessable shares of common stock equal to the quotient of (i) the stated value ($40.00 per share) of the Series D Preferred Shares being converted divided by (ii) the conversion price, which initially is $0.80 per share, subject to certain adjustments. As of August 31, 2024, there are 304,558 Series D Preferred shares issued and outstanding.

In the event of our liquidation, dissolution or winding up, the holders shall be entitled to receive, out of the assets of the Company available for distribution, an amount equal to the Liquidation Preference Amount which is the product of the stocks Stated Value of $40.00 per share plus 120% before any payment or distribution of assets to the holders of Common Stock or any other Junior Stock.

NOTE 14 – COMMON STOCK

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

During the year ended August 31, 2024 the Company issued 125,000 common shares at a price of $0.275 per share in exchange for services for total non-cash compensation of $34,375. The shares were valued based on the closing stock price on the effective date of the agreement.

During the year ended August 31, 2024, the Company issued 5,000,000 common shares at a price of $0.337 per share in exchange for exclusive global manufacturing and distribution rights to the Holcomb In-Line Power Generator. The shares were valued based on the closing price at the effective date of agreement.

During the year ended August 31, 2024, the Company issued 46,400 common shares in conversion of principal and interest of $20,000 and $3,200, respectively (Note 11).

On September 3, 2024, the Company issued 1,950,000 common shares to executives pursuant to their agreements in exchange for services for a total non-cash compensation of $355,465.

NOTE 15 – STOCK SUBSCRIPTIONS RECEIVABLE

During the year ended August 31, 2022, the Company issued 10,000 common shares pursuant to a Share Subscription Agreement in exchange for $5,000. The shares are included in the total number of shares issued and outstanding at August 31, 2024.

NOTE 16 – WARRANTS

As of August 31, 2024, there are 569,000 outstanding warrants. One warrant can be exercised to purchase one share of the Company’s common stock at $1.00 per share.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, August 31, 2022	2,326,000	$1.00	1.51
Issued	569,000	$1.00	2.00
Cancelled or expired	—	$—	—
Exercised	—	$—	—
Outstanding, August 31, 2023	2,895,000	$1.00	0.56	$—
Issued	—	$—	—
Cancelled or expired	(2,326,000)	$—	—
Exercised	—	$—	—
Outstanding, August 31, 2024	569,000	$1.00	0.11	$—

NOTE 17 – INCOME TAXES

At August 31, 2024, the Company had net operating loss carry forwards of approximately $7,529,000 that can be offset against future taxable income. No tax benefit has been reported in the August 31, 2024 or 2023 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21% effective January 1, 2018.

The provision for Federal income tax consists of the following for the years ended August 31, 2024 or 2023:

	2024	2023
Federal income tax benefit attributable to:
Current operations	$493,000	$699,000
Less: valuation allowance	(493,000)	(699,000)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% (the U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted) of significant items comprising our net deferred tax amount is as follows as of August 31, 2024 or 2023:

	2024	2023
Deferred Tax Assets:
NOL Carryover	$8,022,000	$7,529,000
Less valuation allowance	(8,022,000	(7,529,000)
Net deferred tax assets	$—	$—

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of August 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 18 – SUBSEQUENT EVENTS

On September 3, 2024, the Company issued 1,950,000 common shares to executives pursuant to their agreements in exchange for services for a total non-cash compensation of $355,465.

On October 21, 2024, the Company, through its subsidiary A-HES Power Co. have entered into a Joint Venture Agreement (the "Agreement") with a large multinational oil and gas corporation based in Dubai, United Arab Emirates (the "Client"), collectively (the "Parties").

The Company entered into an Agreement to engage in project development within the sectors of petroleum refineries and pipelines on a non-exclusive basis.

The products to which this Agreement is applicable are the Holcomb Energy Systems LLC In-Line Power Generator (ILPG) and the Self-Sustaining Power Plant (SSPP) for commercial use but not residential use, and the power enhancement and/or savings provided by the Equipment. The Products will be manufactured, installed, operated, and maintained by A-HES Power Co.

As of December 2, 2024, the board of directors of Astra Energy Inc., accepted the resignation of Benjamin Grier from all positions at Astra. Mr. Grier felt there was a lack of board oversight of management and there was a lack of appropriate protocols.

On December 5, 2024, GTII Strategic Acquisitions & Equity Inc sent a settlement proposal to the Company with regards to the outstanding loan agreement between the parties. This will be taken before the board of directors of Astra Energy Inc, for review.

As of December 5, 2024, with regards to the Joint Venture Agreement entered into between the Company and Powertron Global LLC on March 8, 2024, the Company has not agreed to a further extension after granting two successive 45-day extensions beyond the initial closing date at Powertron’s request. Both parties still have interest in working together and are in discussions on how best to proceed with a new transaction

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 31, 2024 because of the material weaknesses identified in our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of August 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). A Material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (United States) Auditing Standard No. 2) or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on such assessment, management concluded that as of August 31, 2024, our internal control over financial reporting was not effective. Management has identified the following material weakness:

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

•

The Company will formalize our process and documentation for monitoring internal control over financial reporting. The documentation will serve as the evidence to ascertain whether the control activities are present and functioning and provide a foundation for the Company to communicate internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

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

Change in Internal Control over Financial Reporting

Except as discussed above, there have been no changes in the Company’s internal controls over financial reporting during the year ended August 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Significant Employees

The following table and text set forth the names and ages of our current directors, executive officers and significant employees as of December 11, 2024. All of the directors will serve until the next annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among any of the directors and executive officers. From time to time, our directors have received compensation in the form of cash and equity grants for their services on the Board.

Name	Age	Title

Ronald Loudoun	61	Chief Executive Officer and Director

Kermit Harris	50	President and Director.

Jayanti Govindji	81	Director

Robert Holcomb	83	Director

The background and principal occupations of the directors and officers of the Company are as follows:

Ronald W. Loudoun – (Age 61)

- Director, CEO and Chairman of Astra Energy Inc.

- Director of Regreen Technologies Inc.

Ronald W. Loudoun, age 61, is the CEO and Chairman of the Board of our Company. He has extensive business development experience in the renewable energy market, and has maintained a longstanding interest in both communicating the need for, and sourcing new methods for conscious minded development and growth. He is a successful business strategist with more than 30 years’ experience as an entrepreneur and real estate developer. He possesses an excellent background in new business development, multi-site operations, performance quality and improvement, and product branding and creation. Distinguished as a meticulous, methodical, hands-on-leader, Mr. Loudoun has been the catalyst for advancement in many business ventures.

Kermit A. Harris,

age 50, is a founder, President and Director of our Company. Mr. Harris has proven and unique transformational leadership skills with over twenty years of experience in real estate acquisition/land development, commercial financing, business development, and restaurant industries. He has demonstrated high quality cross-functional management qualifications, business strategy, international/governmental engagement, and dynamic leadership. Mr. Harris developed the Company’s renewable division as well as the global bio-fuel supply chain using Regreen Technology. He has full oversight of the entire organization domestically and abroad, working closely with COO Dan Claycamp. Kermit has been with the Company since 2019. From January 2017 to January 2019, he was the Business Development/Acquisition Manager for the Donato Group, Inc. where his responsibilities included identifying opportunities to enhance and streamline operations within any construction/development project to increase the satisfaction levels of municipalities, development entity, and investors when working with their staff/sub-contractors and partners. None of the companies where Mr. Harris was employed prior to being employed by the registrant was a parent, subsidiary or other affiliate of the registrant. These skills working with private and public companies are used to carry out the strategic initiatives of our Company. He is a graduate of Eastern Michigan University’s Gary Owen College of Business, with a Finance Major.

Jayanti Govindji M.D., 81 years of age, Director, brings a wealth of business acumen with extensive experience in negotiation and constructing, developing and managing multiple successful business ventures in the hospitality and pharmaceutical industries, in addition to growing his family-owned hotel hospitality empire that boasts some of the top brands in the hotel industry including Marriott, Hilton and IHG brands. This follows his 35 years of medical practice in Utah where he successfully established an obstetrical department at Utah Valley Regional Medical Center.

Dr. Govindji obtained his medical degree from the prestigious M.S. University of Baroda, India. He completed his medical residency in anesthesia at the renowned Addenbrooke's Hospital in Cambridge, UK and also completed his USA medical practice requirements at Beth Israel Medical Center in New York.

Robert Holcomb MD, Ph.D., 83 years of age, Director is Co-Owner, Co-Founder, and Co-Manager of Holcomb Scientific Research, an Irish-based research and development company setting a new industry standard in electric power generation.

With decades of experience across the medical, scientific, and energy industries, Dr. Holcomb is a pioneer in modern invention with hundreds of patents across a range of industries from breakthrough clean energy solutions to medical devices such as MagnaBloc, which achieved approximately $1 billion in worldwide sales. He has also patented numerous environmentally friendly products, processes, and devices, including a CO2 converter that captures CO2 in power plant emissions and in the atmosphere and converts it back to its base elements, as well as a unique water purification system.

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

Audit Committee

Benjamin N. Grier and Jayanti Govindji are the members of our Audit Committee and Benjamin N. Grier served as the chairperson through to his resignation on December 2, 2024. Benjamin N. Grier and Jayanti Govindji meet the independence standards promulgated by the SEC and by NASDAQ as such standards apply specifically to members of audit committees.

Benjamin N. Grier, a member of the audit committee is an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K, and Benjamin N. Grier and Jayanti Govindji are both “independent” as that term is defined in Rule 5605(a) of the Nasdaq Marketplace Rules.

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

It is determined that Benjamin N. Grier possesses accounting or related financial management experience that qualifies him as an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Independence of the Board

As required under the Nasdaq Stock Market listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning her or his background, employment, and affiliations, our board has determined that Benjamin N. Grier and Jayanti Govindji do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing requirements and rules of Nasdaq.

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

Item 11. Executive Compensation

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by our President, Chief Operating Officer, Principal Financial Officer and Corporate Secretary in the fiscal years ended August 31, 2024 and 2023. This table consists of all the executive officers of the Company who served in such capacity at the end of the fiscal year.

2024 AND 2023 SUMMARY COMPENSATION TABLE

Name and Principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Ronald Loudoun	2024	$120,000	-	-	-	-	-	-	$120,000
CEO (1)	2023	$90,000	-	-	-	-	-	-	$90,000
Kermit Harris	2024	$30,000	$-	$-	$-	$-	$-	$-	$30,000
President	2023	$60,000	$-	$420,000	$-	$-	$-	$-	$480,000
Claudio Flamini(2)	2024	$126,000	$-	$-	$-	$-	$-	$-	$126,000
CFO	2023	$-	$-	$-	$-	$-	$-	$-	$-
Rachel Boulds (4)	2024	$15,000	$-	$-	$-	$-	$-	$-	$15,000
CFO	2023	$24,000	$-	$-	$-	$-	$-	$-	$24,000
Lisa Thompson(3)	2024	$12,000	$-	$-	$-	$-	$-	$-	$12,000
Corporate Secretary	2023	$24,000	$-	$-	$-	$-	$-	$-	$24,000

(1)	Mr. Loudoun was appointed CEO and director of the Company on July 3, 2023.

(2)	Mr. Flamini was appointed CFO of the Company on March 18, 2024.

(3)	Mrs. Thompson resigned as Corporate Secretary on February 9, 2024.

(4)	Ms. Boulds resigned as CFO on March 18, 2024.

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

On March 18, 2024, we entered into an agreement with Claudio Flamini, wherein, Mr. Flamini will receive a monthly salary of $20,000. In addition, Mr. Flamini will receive 250,000 shares of common stock of the Company pursuant to his agreement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The following table sets forth, as of August 31, 2024, certain information concerning the beneficial ownership of our Common Stock by: (i) each stockholder known by us to own beneficially 5% or more of our outstanding Common Stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common	Ronald Loudoun(1) Vancouver, BC	-	-%
Common	Kermit A Harris(2) Southfield, Michigan	3,500,000	4.81%
Common	Claudio Flamini(3) Lakewood Ranch, FL	125,000	0.17%

Common	Jayanti Govindji(4) Sarasota, FL	100,000	.14%
Common	Benjamin N. Grier(5) Southfield, MI	210,000	.29%
Common	Albert Mardikian(6) Huntington Beach, CA	10,000,000	13.73%
	Directors and Officers as a Group (6 persons)	13,935,000	19.14%
Common	Alita Capital Inc. (Ron Loudoun) Poway, CA	3,989,714	5.48%
Common	Trimark Capital Partners Inc. (Ron Loudoun) Grand Cayman, Cayman Islands	6,000,000	8.24%
Common	HRE Scientific Holdings Ltd. (Robert Holcomb) Sarasota, CA	10,000,000	13.73%

15

__________

(1) (2)	Mr. Loudoun was appointed CEO and director of the Company on July 3, 2023. Mr. Harris was appointed President and Director on October 1, 2020.

(3)	Mr. Flamini was appointed CFO of the Company on March 18, 2024.

(4)	Mr. Govindji was appointed a director on October 25, 2023.

(5)	Mr. Grier was appointed a director on July 28, 2022. Mr. Grier resigned on December 2, 2024.

(6)	Mr. Mardikian is a Director of Regreen Technologies Inc.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or dispositive power as well as any shares that the individual has the right to acquire within 60 days of the date through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and dispositive power with respect to all shares of common stock held by that person. The percentage of shares beneficially owned is computed on the basis of 72,810,382 shares of our common stock outstanding as of the date of this annual report.

The following table sets forth, as of October 22, 2024, certain information concerning the beneficial ownership of our Preferred Stock:

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

As of August 31, 2024, the Company owes $41,674 (August 31, 2023 - $127,011) to the CEO for cash advanced to the Company for working capital. The debt is unsecured, non-interest bearing and has no terms of repayment.

As of August 31, 2024, the Company owes $1,441 (August 31, 2023 - $9,750) to the CEO of a wholly-owned subsidiary for cash advanced to the Company for working capital. The debt is unsecured, non-interest bearing and has no terms of repayment.

As of August 31, 2024, the company owes $2,510,500 (August 31, 2023 - $0) to a Director for cash advanced to the Company to pay for the Financial Guarantee Insurance on the $195M Zanzibar Clean Energy Park Loan Facility. The debt is unsecured, non-interest bearing and is to be repaid within 30 days or when the loan closes plus a transaction fee of $1,500,000.

During the year ended August 31, 2024, the Company accrued $120,000 in fees to the CEO of the Company and repaid $120,000. The Company owes $90,000 to the CEO at August 31, 2024 ($90,000 – August 31, 2023).

During the year ended August 31, 2024, the Company accrued $30,00 in fees to the President and repaid $30,500. The Company owes $84,500 to the President at August 31, 2024 ($86,500 – August 31, 2023).

During the year ended August 31, 2024, the Company accrued $45,000 in fees to the CEO of a wholly owned subsidiary. The Company owes $125,000 to the CEO at August 31, 2024 ($90,000 – August 31, 2023).

During the year ended August 31, 2024, the Company accrued $15,000 in fees to the former Chief Financial Officer and repaid $5,000. The Company owes $18,750 to the Chief Financial Officer at August 31, 2024 ($10,750 – August 31, 2023).

During the year ended August 31, 2024, the Company accrued $12,000 in fees to the Corporate Secretary and repaid $4,000. The Company owes $18,700 to the Corporate Secretary at August 31, 2024 ($11,500 – August 31, 2023).

During the year ended August 31, 2024, the Company accrued $126,000 in compensation to the new CFO. The Company owes $126,000 to the CFO at August 31, 2024.

Item 14. Principal Accountant Fees and Services

	2024	2023
Audit Fees	$53,875	$25,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

ASTRA ENERGY INC.

/s/ Ronald Loudoun	December 16, 2024
Ronald Loudoun	Date
CEO

/s/ Claudio Flamini	December 16, 2024
Claudio Flamini	Date
CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kermit Harris	December 16, 2024
Kermit Harris	Date
President and Director

/s/ Robert Holcomb	December 16, 2024
Robert Holcomb	Date
Director

/s/ Jayanti Govindji	December 16, 2024
Jayanti Govindji	Date
Director

