Form 10-Q
period 2024-11-30
Astra Energy, Inc.
filed 2025-01-14
CIK 1231339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-52205

ASTRA ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3113571
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1100 Benjamin Franklin Drive, Unit 802, Sarasota Florida 34236

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82,435,382 common shares issued and outstanding as of January 13, 2025.

ASTRA ENERGY, INC.

FORM 10-Q

For the Quarterly Period Ended November 30, 2024

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASTRA ENERGY INC.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	November 30, 2024	August 31, 2024
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$3,294	$23,012
Accounts receivable	240,020	240,020
Accounts receivable – related party	230,209	235,209
Other current assets	47,307	35,907
Prepaid loan fee	2,465,200	2,465,200
Total current assets	2,986,030	2,999,348
License, net of amortization (Note 5)	1,574,872	1,597,849
Investment (Note 6)	2,725,000	2,725,000
Automobile, net of depreciation	18,528	19,564
Operating leases, right of use assets (Note 7)	4,691,010	4,691,010

Total Assets	$11,995,440	$12,032,771

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,086,210	$965,298
Accounts payable - related parties (Note 8)	594,437	507,565
Refundable deposits	915,000	915,000
Accrued interest payable	2,047,334	1,882,842
Notes payable - (Note 9)	200,000	200,000
Note payable - related party (Note 9)	2,710,500	2,510,500
Operating lease liability – current portion	128,519	128,519
Total current liabilities	7,682,000	7,109,724
Operating lease liability – net of current portion (Note 7)	4,562,492	4,562,492
Total Liabilities	12,244,492	11,672,216

Commitments and contingencies (Note 10)	—	—
Stockholders' Equity (Deficit):
Series A Preferred stock, par $0.001, 8,000,000 shares authorized; 7,774 shares issued and outstanding	8	8
Series B Preferred stock, par $0.001, 207 shares authorized; 207 shares issued and outstanding	—	—
Series C Preferred stock, par $0.001, 1,000,000 shares authorized; 747,870 shares issued and outstanding	748	748
Series D Preferred stock, par $0.001, 380,000 shares authorized; 304,558 shares issued and outstanding	305	305
Series A1 Preferred stock, par $0.0001, 1 share authorized; 1 share issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 72,810,382 and 74,760,382 shares issued and outstanding, respectively.	74,760	72,810
Stock subscriptions receivable	(5,000)	(5,000)
Common stock to be issued	19,250	355,465
Additional paid-in capital	56,432,481	56,078,966
Accumulated deficit	(56,771,604)	(56,142,747)
Total Stockholders’ Equity (Deficit)	(249,052)	360,555

Total Liabilities and Stockholders’ Equity	$11,995,440	$12,032,771

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended November 30,
	2024	2023
Revenue	$-	$-

Operating Expenses:
General and administrative	246,990	40,335
Business development	21,823	153,145
Land lease and penalties	50,284	-
Amortization and depreciation expense	24,013	-
Executive compensation	115,750	79,500
Stock compensation-consulting	5,500	34,375
Total operating expenses	464,360	307,355

Loss from operations	(464,360)	(307,355)

Other expense:
Foreign exchange	(4)	(5,733)
Interest expense	(164,493)	(2,703)
Total other expense	(164,497)	(8,436)

Loss before income taxes	(628,857)	(315,791)

Provision for income taxes	-	-

Net Loss	$(628,857)	$(315,791)

Net loss per share, basic and diluted	$(0.01)	$(0.004)

Weighted average common shares outstanding, basic and diluted	74,696,096	68,109,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED NOVEMBER 30, 2024 AND 2023 (Unaudited)

	Series A Preferred		Series A1 Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Common Stock to Be	Stock Subscription	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Receivable	Capital	Deficit	Total
Balance, August 31, 2024	7,774	$8	1	$—	207	$—	747,870	$748	304,558	$305	72,810,382	$72,810	$355,465	$(5,000)	$56,078,966	$(56,142,747)	360,555
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	1,425,000	1,425	(257,465)	—	275,290	—	19,250
Common stock issued for services – related party	—	—	—	—	—	—	—	—	—	—	525,000	525	(78,750)	—	78,225	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(628,857)	(628,857)
Balance, November 30, 2024	7,774	$8	1	$—	207	$—	747,870	$748	304,558	$305	74,760,382	$74,760	$19,250	$(5,000)	$56,432,481	$(56,771,604)	$(249,052)

	Series A Preferred		Series A1 Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Common Stock to Be	Stock Subscription	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Receivable	Capital	Deficit	Total
Balance, August 31, 2023	7,774	$8	1	$—	207	$—	747,870	$748	304,558	$305	67,638,982	$67,639	$—	$(5,000)	$54,341,562	$(52,655,280)	1,749,982
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	125,000	125	—	—	34,250	—	34,375
Common stock issued for acquisitions	—	—	—	—	—	—	—	—	—	—	5,000,000	5,000	—	—	1,680,000	—	1,685,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(315,791)	(315,791)
Balance, November 30, 2023	7,774	$8	1	$—	207	$—	747,870	$748	304,558	$305	72,763,982	$72,764	$—	$(5,000)	$56,055,812	$(52,971,071)	$3,153,566

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended November 30,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(628,857)	$(315,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	19,250	34,375
Amortization and depreciation	24,013	—
Changes in assets and liabilities:
Accounts receivable – related party	5,000	—
Other current assets	(11,400)	—
Accounts payable	79,762	191,460
Accounts payable-related parties	128,022	80,700
Accrued interest	164,492	—
Net Cash Used in Operating Activities	(219,718)	(9,256)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable– related party	200,000	—
Net Cash Provided by Financing Activities	200,000	—

Net Change in Cash	(19,718)	(9,256)
Cash at Beginning of Period	23,012	23,250
Cash at End of Period	$3,294	$13,994

Supplemental disclosure of non-cash investing activity:
Common stock issued for investment	$—	$1,685,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASTRA ENERGY INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

November 30, 2024

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

On September 21, 2021, the Company incorporated a wholly owned subsidiary in Uganda called Astra Energy Africa - SMC Limited. As of November 30, 2024, there has been no operating activities in these subsidiaries.

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

On March 8, 2024, the Company entered into a Joint Venture Agreement (the "Agreement") with Powertron Global LLC ("Powertron"). Pursuant to the terms of the Agreement, the Company and Powertron will create a new entity (“Newco”), to hold the Patents related to the processing of waste to energy, which will be assigned from Regreen Technologies, Inc. to Newco. Pursuant to the terms of the Agreement, the Company has received $750,000 in cash with remaining consideration of $4 million in cash and 4 million shares of common stock of Newco. As of November 30, 2024, there were no JV operations in place.

On June 3, 2024, the Company through its subsidiary A-HES Power Co. entered into a Joint Venture Agreement (the "Agreement") with a multinational corporation (the "Client"), collectively (the "Parties"). Pursuant to the terms of the agreement the Company received a $750,000 deposit towards the manufacture and installation of a one-megawatt Holcomb Energy Systems Inline Power Generator as a pilot unit for a date center with the intention that it will lead to further business. The Parties have agreed to a confidential split of the gross revenue derived from the power savings and/or power magnification. As of November 30, 2024, there were no JV operations in place.

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

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending August 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s financial statements for the year ended August 31, 2024.

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of November 30, 2024 and August 31, 2024.

Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company periodically reviews physical inventory and will record a reserve for excess and/or obsolete inventory if necessary.

Intangible Assets

Intangible assets are capitalized in accordance with ASC Topic 350 “Intangibles-Goodwill and Other”. Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the three months ended November 30, 2024 and 2023 was $22,977 and $0, respectively.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. For the three months ended November 30, 2024, the Company has 7,774 potentially dilutive shares from Series A preferred stock and 304,558 potentially dilutive shares from the Series D preferred stock. As of November 30, 2023, the Company has 7,774 potentially dilutive shares from Series A preferred stock and 304,558 potentially dilutive shares from the Series D preferred stock and 20,000 potentially dilutive common shares relating to a Convertible Debenture, and 1,574,000 warrants which are convertible at $1.00 per share into 1,574,000 common shares. When the Company has a net loss any potentially dilutive shares have not been included due to their anti-dilutive effect.

	For the Three Months Ended November 30,
	2024	2023
Net Loss	$(628,857)	$(315,791)

Net loss per share, basic and diluted	$(0.01)	$(0.004)

Weighted average common shares outstanding, basic	74,696,096	68,109,600

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company has an accumulated deficit of $56,771,604 as of November 30, 2024, and no revenue. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – AUTOMOBILE

On May 20, 2024, the Company purchased an automobile for $20,723. The automobile is being depreciated over five years. Depreciation expense for the three months ended November 30, 2024, was $1,036.

Automobile	$20,723
Accumulated depreciation	(2,195)
Automobile, net	$18,528

NOTE 5 – LICENSE

In September 2023, the Company acquired an exclusive manufacturing license to manufacture the Holcomb In-Line Power Generator in exchange for 5 million common shares of the Company for a deemed value of $1,685,000, based on the closing stock price on the date of issuance. The valuation of the license is based on the deemed value of patents, the size of the potential market for the technology and numerous expressions of interest to purchase product. The license is being amortized over 18 years. During the three months ended November 30, 2024, the Company incurred amortization expense of $22,997. If the Company fails to raise the necessary capital to set up manufacturing and distribution, this license would be at risk and would become subject to impairment in full.

NOTE 6 – INVESTMENT

The investment of $2,725,000 relates to the acquisition of 50% of the outstanding shares of Astra-Holcomb Energy Systems LLC., a Delaware entity, in exchange for 5 million shares of the Company’s common stock and the acquisition of the global manufacturing and distribution rights for the Holcomb In-Line Power Generator in exchange for 5 million shares of the Company’s common stock (refer Note 5). The value of the acquisition was based on the closing stock price of the Company’s shares on the effective date of the agreement. As of November 30, 2024, there was no operating activities in Astra-Holcomb Energy Systems LLC.

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

As per the terms of the lease, the Company is delinquent in its lease payments and expensed $50,284 in penalties in the current period. However, it was agreed to by both Astra Energy Inc. and The Revolutionary Government of Zanzibar that the Zanzibar land leases were not going to be paid until a Power Purchase Agreement was in place as this is a critical condition for funding the project. The company plans to fund the project for $195M and make the lease payments accordingly.

	Balance Sheet Classification	November 30, 2024
Asset
Operating lease asset	Right of use asset	$4,691,010
Total lease asset		$4,691,010

Liability
Operating lease liability – current portion	Current operating lease liability	$128,519
Operating lease liability – noncurrent portion	Long-term operating lease liability	4,562,492
Total lease liability		$4,691,011

Lease obligations at November 30, 2024 consisted of the following:

For the year ended August 31:
2025	$167,614
2026	167,614
2027	167,614
2028	167,614
2029	167,614
Thereafter	4,525,579
Total payments	5,363,649
Amount representing interest	(672,638)
Lease obligation, net	4,691,011
Less current portion	(128,519)
Lease obligation – long term	$4,562,492

NOTE 8 – OTHER RELATED PARTY TRANSACTIONS

As of November 30, 2024, the Company owes $42,674 (August 31, 2024 - $41,674) to the CEO for cash advanced to the Company for working capital. The debt is unsecured, non-interest bearing and has no terms of repayment.

As of November 30, 2024, the Company owes $6,441 (August 31, 2024 - $1,441) to the CEO of a wholly-owned subsidiary for cash advanced to the Company for working capital. The debt is unsecured, non-interest bearing and has no terms of repayment.

As of November 30, 2024, the company owes $2,710,500 (August 31, 2024 - $2,510,500) to a Director for cash advanced to the Company to pay for the Financial Guarantee Insurance on the $195M Zanzibar Clean Energy Park Loan Facility. On September 22, 2024 an amendment was made to the original agreement where an additional $200,000 was advanced to the Company. The debt is unsecured, non-interest bearing and is to be repaid within 30 days or when the loan closes plus a transaction fee of $1,500,000. The full amount of the transaction fee was expensed in the prior year given the amount will be fully paid once the funding closes.

During the three months ended November 30, 2024, the Company accrued $30,000 in fees to the CEO of the Company and repaid $5,000. The Company owes $115,000 to the CEO at November 30, 2024 ($90,000 – August 31, 2024).

During the three months ended November 30, 2024, the Company accrued $0 in fees to the President and repaid $0. The Company owes $84,500 to the President at November 30, 2024 ($84,500 – August 31, 2024).

During the three months ended November 30, 2024, the Company accrued $0 in fees to the CEO of a wholly owned subsidiary. The Company owes $125,000 to the CEO at November 30, 2024 ($125,000 – August 31, 2024).

During the three months ended November 30, 2024, the Company accrued $72,000 in compensation to the new CFO. The Company owes $198,000 to the CFO at November 30, 2024 ($126,000 – August 31, 2024).

As of November 30, 2024, the Company owes $19,600 (August 31, 2024 - $0) to the CFO of the Company for payment of outstanding invoices. The amount is unsecured, non-interest bearing and has no terms of repayment.

NOTE 9 – NOTE PAYABLE

On February 16, 2023, the Company entered into a Loan agreement, wherein the Company promised to pay GTII Strategic Acquisitions & Equity, Inc. $100,000 with interest of 10% per annum on or before February 16, 2024. The loan is secured by a patent held by Regreen Technologies, Inc. As of November 30, 2024, the Company owed the lender $100,000 (August 31, 2024 - $100,000) plus accrued interest of $17,835 (August 31, 2024 - $15,342). The loan is in default and the Company is negotiating extended terms. As of November 30, 2024, the Company has accrued $429,500 in late fees. This loan is personally guaranteed by the CEO of the Company.

As of November 30, 2024, the company owes $2,710,500 to a Director for cash advanced to the Company to pay for the Financial Guarantee Insurance on the $195M Zanzibar Clean Energy Park Loan Facility. On September 22, 2024 an amendment was made to the original agreement where an additional $200,000 was advanced to the Company. This Financial Guarantee Insurance has been accounted for as a prepayment given the funding has not yet closed but will be considered loan costs amortized over the life of the loan once funding is secured. The amount will be refunded if the loan is not secured. The debt is unsecured, non-interest bearing and is to be repaid within 30 days or when the loan closes plus a transaction fee of $1,500,000.

As of November 30, 2024, the company owes $100,000 to Edwin Stoughton for cash advanced to the Company to pay for costs incurred on the $195M Zanzibar Clean Energy Park Loan Facility. The debt is unsecured, non-interest bearing and is to be repaid within 30 days or when the loan closes plus a transaction fee of $100,000.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On November 11, 2024, Astra Energy Inc. was made aware of a Demand for Payment letter issued to Regreen Technologies Inc. from NAPS Construction – Investment Fund, LLC for loan agreements entered between the parties.

On May 25, 2022, Regreen Technologies Inc entered into a loan agreement and promised to pay NAPS Construction – Investment Fund, LLC $270,500 with interest of 12% per annum on or before August 24, 2022. On December 14, 2022 Regreen Technologies Inc entered into a loan agreement and promised to pay NAPS Construction – Investment Fund, LLC $10,000 with interest of 12% per annum on or before February 15, 2023. These loans are in default.

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

Series D Preferred

The Company has authorized 380,000 shares of Series D Preferred Stock, which ranks junior to our Series A, Series B and Series C Convertible Preferred Stock, but senior to our common stock. Except with respect to specified transactions that affect the rights, preferences, privileges or voting power of the Series D Preferred Shares and except as otherwise required by Nevada law, the Series D Preferred Shares have no voting rights. At any time on or after the issuance date, the holder of any Series D Preferred Shares August, at the holder’s option, elect to convert all or any portion of the Series D Preferred Shares held by such person into a number of fully paid and nonassessable shares of common stock equal to the quotient of (i) the stated value ($40.00 per share) of the Series D Preferred Shares being converted divided by (ii) the conversion price, which initially is $0.80 per share, subject to certain adjustments. As of November 30, 2024, there are 304,558 Series D Preferred shares issued and outstanding.

In the event of our liquidation, dissolution or winding up, the holders shall be entitled to receive, out of the assets of the Company available for distribution, an amount equal to the Liquidation Preference Amount which is the product of the stocks Stated Value of $40 per share plus 120% before any payment or distribution of assets to the holders of Common Stock or any other Junior Stock.

NOTE 12 – COMMON STOCK

On September 3, 2024, the Company issued 525,000 common shares to executives and directors that were granted and accounted for as of August 31, 2024.

On September 3, 2024, the Company issued 1,425,000 common shares to service providers that were granted and accounted for as of August 31, 2024.

During the three months ended November 30, 2024, the Company granted 175,000 common shares for services. The shares were valued at $0.11, the closing stock price on the date of grant, for total non-cash expense of $19,250. As of November 30, 2024, the shares are disclosed as shares to be issued.

NOTE 13 – STOCK SUBSCRIPTIONS RECEIVABLE

During the year ended August 31, 2022, the Company issued 10,000 common shares pursuant to a Share Subscription Agreement in exchange for $5,000. The shares are included in the total number of shares issued and outstanding at November 30, 2024.

NOTE 14 – WARRANTS

As of November 30, 2024, there are no outstanding warrants.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, August 31, 2023	2,895,000	$1.00	0.56	$—
Issued	—	$—	—
Cancelled or expired	(2,326,000)	$—	—
Exercised	—	$—	—
Outstanding, August 31, 2024	569,000	$1.00	0.11	$—
Issued	—	$—	—
Cancelled or expired	(569,000)	$—	—
Exercised	—	$—	—
Outstanding, November 30, 2024	—	$—	—	$—

NOTE 15 – SUBSEQUENT EVENTS

As of December 2, 2024, the board of directors of Astra Energy Inc., accepted the resignation of Benjamin Grier from all positions at Astra. Mr. Grier felt there was a lack of board oversight of management and there was a lack of appropriate protocols.

As of December 4, 2024, the board of directors of the Company appointed William (Bill) Harrington as the CEO of Regen Waste Management Inc., a wholly owned subsidiary of Astra Energy Inc.

As of December 5, 2024, with regards to the Joint Venture Agreement entered into between the Company and Powertron Global LLC on March 8, 2024, the Company has not agreed to a further extension after granting two successive 45-day extensions beyond the initial closing date at Powertron’s request. Both parties still have interest in working together and are in discussions on how best to proceed with a new transaction.

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

On March 8, 2024, the Company entered into a Joint Venture Agreement (the "Agreement") with Powertron Global LLC ("Powertron"). Pursuant to the terms of the Agreement, the Company and Powertron will create a new entity (“Newco”), to hold the Patents related to the processing of waste to energy, which will be assigned from Regreen Technologies, Inc. to Newco. Pursuant to the terms of the Agreement, the Company has received $750,000 in cash with remaining consideration of $4 million in cash and 4 million shares of common stock of Newco. As of November 30, 2024, there were no JV operations in place.

On June 3, 2024, the Company through its subsidiary A-HES Power Co. entered into a Joint Venture Agreement (the "Agreement") with a multinational corporation (the "Client"), collectively (the "Parties"). Pursuant to the terms of the agreement the Company received a $750,000 deposit towards the manufacture and installation of a one-megawatt Holcomb Energy Systems Inline Power Generator as a pilot unit for a date center with the intention that it will lead to further business. The Parties have agreed to a confidential split of the gross revenue derived from the power savings and/or power magnification. As of November 30, 2024, there were no JV operations in place.

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

Results of Operations

Three Months Ended November 30, 2024 Compared to the Three Months Ended November 30, 2023

Revenues

We did not recognize any revenue for the three months ended November 30, 2024 or 2023.

Operating Expenses

General and Administrative

General and administrative expenses for the three months ended November 30, 2024 and 2023, were $246,990 and $40,335, respectively, an increase of $206,655 or 512.3%. In the current period we have legal expenses of $220,525 related to Astra Energy Zanzibar Limited.

Business Development

Business development expenses for the three months ended November 30, 2024 and 2023, were $21,823 and $153,145, respectively, a decrease of $131,322 or 85.8%.  Business development expenses are primarily for travel and consulting fees.

Land Lease and penalties

Land lease and penalties was $50,284 and $0 for three months ended November 30, 2024 and 2023, respectively. As per the terms of the lease agreement with the Revolutionary Government of Zanzibar (Note 7), the Company is delinquent in its first payment and has incurred a penalty.

Executive Compensation

Executive compensation for the three months ended November 30, 2024 and 2023, were $115,750 and $79,500, respectively, an increase of $36,250 or 45.6%. In the current period we incurred additional compensation for our new CFO.

Stock Compensation-Consulting

Stock compensation-consulting expenses for the three months ended November 30, 2024 and 2023, were $5,500 and $34,375, respectively, a decrease of $28,875 or 84%. The decrease is due to a reduction in stock compensation for services.

Other Income/Expense

For the three months ended November 30, 2024, we incurred total other expense of $164,497, compared to $8,436 in the prior period. In the current period we had interest expense of $164,493 and foreign exchange expense of $4. In the prior period we had interest expense of $2,703 and foreign exchange expense of $5,733.

Net Loss

We had a net loss of $628,857 for the three months ended November 30, 2024 compared to a net loss of $315,791 for the three months ended November 30, 2023.

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

Cash Flow Activity

For the three months ended November 30, 2024, we used $219,718 in operations compared to $9,256 used in the prior period.

For the three months ended November 30, 2024 and 2023, we received $200,000 and $0 in financing activities, respectively.

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

As of November 30, 2024, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses. The material weaknesses included weaknesses in procedures for control evaluation, a lack of an audit committee, insufficient documentation of review procedures, and insufficient information technology procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2024 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended November 30, 2024 the Company awarded 175,000 common shares at a price of $0.11 per share in exchange for services for total non-cash compensation of $19,250. The shares were valued based on the closing stock price on the effective date of the agreement.

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

ASTRA ENERGY, INC.

Date: January 14, 2025	/s/ Ronald Loudoun
Ronald Loudoun
CEO and Director
(Principal Executive Officer)

Date: January 14, 2025	/s/ Claudio Flamini
Claudio Flamini
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)