Form 10-Q
period 2025-02-28
Astra Energy, Inc.
filed 2025-04-22
CIK 1231339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 74,935,382 common shares issued and outstanding as of April 5, 2025.

ASTRA ENERGY, INC.

FORM 10-Q

For the Quarterly Period Ended February 28, 2025

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASTRA ENERGY INC.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2025	August 31, 2024
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$3,646	$23,012
Other receivable (Note 8)	660,020	240,020
Other receivable – related party	230,209	235,209
Other current assets	55,007	35,907
Prepaid loan fee	2,465,200	2,465,200
Total current assets	3,414,082	2,999,348
License, net of amortization (Note 5)	1,551,895	1,597,849
Investment (Note 6)	2,725,000	2,725,000
Automobile, net of depreciation	17,492	19,564
Operating leases, right of use assets (Note 7)	4,562,490	4,691,010

Total Assets	$12,270,959	$12,032,771

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,613,733	$965,298
Accounts payable - related parties (Note 9)	927,723	507,565
Refundable deposits	915,000	915,000
Accrued interest payable	2,049,828	1,882,842
Notes payable - (Note 10)	200,000	200,000
Note payable - related party (Note 10)	2,710,500	2,510,500
Operating lease liability – current portion	129,593	128,519
Total current liabilities	8,546,377	7,109,724
Operating lease liability – net of current portion (Note 7)	4,432,896	4,562,492
Total Liabilities	12,979,273	11,672,216

Commitments and contingencies (Note 11)	—	—
Stockholders' Equity (Deficit):
Series A Preferred stock, par $0.001, 8,000,000 shares authorized; 7,774 shares issued and outstanding	8	8
Series B Preferred stock, par $0.001, 207 shares authorized; 207 shares issued and outstanding	—	—
Series C Preferred stock, par $0.001, 1,000,000 shares authorized; 747,870 shares issued and outstanding	748	748
Series D Preferred stock, par $0.001, 380,000 shares authorized; 304,558 shares issued and outstanding	305	305
Series A1 Preferred stock, par $0.0001, 1 share authorized; 1 share issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 74,935,382 and 72,810,382 shares issued and outstanding, respectively.	74,935	72,810
Stock subscriptions receivable	(5,000)	(5,000)
Common stock to be issued	—	355,465
Additional paid-in capital	56,451,556	56,078,966
Accumulated deficit	(57,230,866)	(56,142,747)
Total Stockholders’ Equity (Deficit)	(708,314)	360,555

Total Liabilities and Stockholders’ Equity	$12,270,959	$12,032,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended February 28, 2025	For the Three Months Ended February 29, 2024	For the Six Months Ended February 28, 2025	For the Six Months Ended February 29, 2024
Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	36,759	27,377	283,749	67,712
Business development	40,828	43,215	62,651	196,360
Land lease and penalties	251,422	217,897	301,706	217,897
Amortization and depreciation expense	24,013	22,801	48,026	22,801
Executive compensation	102,000	79,500	217,750	159,000
Stock compensation-consulting	—	—	5,500	34,375
Total operating expenses	405,022	390,790	919,382	698,145

Loss from operations	(405,022)	(390,790)	(919,382)	(698,145)

Other expense:
Foreign exchange	(2)	(2,142)	(6)	(7,875)
Interest expense	(4,238)	(2,703)	(168,731)	(5,406)
Total other expense	(4,240)	(4,845)	(168,737)	(13,281)

Loss before income taxes	(459,262)	(395,635)	(1,088,119)	(711,426)

Provision for income taxes	—	—	—	—

Net Loss	$(459,262)	$(395,635)	$(1,088,119)	$(711,426)

Net loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	74,760,382	72,763,982	74,728,062	72,763,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024 (Unaudited)

	Series A Preferred		Series A1 Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Common Stock to Be	Stock Subscription	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Receivable	Capital	Deficit	Total
Balance, August 31, 2024	7,774	$8	1	$—	207	$—	747,870	$748	304,558	$305	72,810,382	$72,810	$355,465	$(5,000)	$56,078,966	$(56,142,747)	360,555
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	1,425,000	1,425	(257,465)	—	275,290	—	19,250
Common stock issued for services – related party	—	—	—	—	—	—	—	—	—	—	525,000	525	(78,750)	—	78,225	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(628,857)	(628,857)
Balance, November 30, 2024	7,774	8	1	—	207	—	747,870	748	304,558	305	74,760,382	74,760	19,250	(5,000)	56,432,481	(56,771,604)	(249,052)
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	50,000	50	(5,500)	—	5,450	—	—
Common stock issued for services – related party	—	—	—	—	—	—	—	—	—	—	125,000	125	(13,750)	—	13,625	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(459,262)	(459,262)
Balance, February 28, 2025	7,774	$8	1	$—	207	$—	747,870	$748	304,558	$305	74,935,382	$74,935	$—	$(5,000)	$56,451,556	$(57,230,866)	$(708,314)

	Series A Preferred		Series A1 Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Common Stock to Be	Stock Subscription	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Receivable	Capital	Deficit	Total
Balance, August 31, 2023	7,774	$8	1	$—	207	$—	747,870	$748	304,558	$305	67,638,982	$67,639	$—	$(5,000)	$54,341,562	$(52,655,280)	1,749,982
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	125,000	125	—	—	34,250	—	34,375
Common stock issued for acquisitions	—	—	—	—	—	—	—	—	—	—	5,000,000	5,000	—	—	1,680,000	—	1,685,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(315,791)	(315,791)
Balance, November 30, 2023	7,774	8	1	—	207	—	747,870	748	304,558	305	72,763,982	72,764	—	(5,000)	56,055,812	(52,971,071)	3,153,566
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(395,635)	(395,635)
Balance, February 29, 2024	7,774	$8	1	$—	207	$—	747,870	$748	304,558	$305	72,763,982	$72,764	$—	$(5,000)	$56,055,812	$(53,366,706)	$2,757,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended February 28, 2025	For the Six Months Ended February 29, 2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,088,119)	$(711,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	19,250	34,375
Amortization and depreciation	48,026	22,801
Changes in assets and liabilities:
Other receivable – related party	5,000	—
Other receivable	(420,000)	—
Other current assets	(19,100)	—
Accounts payable	648,434	461,517
Accounts payable-related parties	420,158	165,873
Accrued interest	166,985	5,406
Net Cash Used in Operating Activities	(219,366)	(21,454)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable– related party	200,000	—
Net Cash Provided by Financing Activities	200,000	—

Net Change in Cash	(19,366)	(21,454)
Cash at Beginning of Period	23,012	23,250
Cash at End of Period	$3,646	$1,796

Supplemental disclosure of non-cash investing activity:
Common stock issued for investment	$—	$1,685,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA ENERGY INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

February 28, 2025

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Astra Energy Inc. (the “Company”, “Astra”), was incorporated in the State of Nevada on June 12, 2000.

A Certificate of Amendment was filed on August 22, 2020 with the Nevada Secretary of State changing the name of the Company to Astra Energy, Inc.

The Company is an emerging leader in the acquisition and development of  clean and renewable energy project  and of technology in the Waste-to-Energy and power amplification and in the clean and renewable energy project sector.

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

On September 21, 2021, the Company incorporated a wholly owned subsidiary in Uganda called Astra Energy Africa - SMC Limited. As of February 28, 2025, there has been no operating activities in these subsidiaries.

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

On June 3, 2024, the Company through its subsidiary A-HES Power Co. entered into a Joint Venture Agreement (the "Agreement") with a multinational corporation (the "Client"), collectively (the "Parties"). Pursuant to the terms of the agreement the Company received a $750,000 deposit towards the manufacture and installation of a one-megawatt Holcomb Energy Systems Inline Power Generator as a pilot unit for a date center with the intention that it will lead to further business. The Parties have agreed to a confidential split of the gross revenue derived from the power savings and/or power magnification. As of February 28, 2025, there were no JV operations in place.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and six months ended February 28, 2025.

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of February 28, 2025 and August 31, 2024.

Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company periodically reviews physical inventory and will record a reserve for excess and/or obsolete inventory if necessary.

Intangible Assets

Intangible assets are capitalized in accordance with ASC Topic 350 “Intangibles-Goodwill and Other”. Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the six months ended February 28, 2025 and February 29, 2024 was $45,954 and $22,801, respectively.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. For the six months ended February 28, 2025, the Company has 7,774 potentially dilutive shares from Series A preferred stock and 304,558 potentially dilutive shares from the Series D preferred stock. As of February 29, 2024, the Company has 7,774 potentially dilutive shares from Series A preferred stock, 304,558 potentially dilutive shares from the Series D preferred stock,  20,000 potentially dilutive common shares relating to a Convertible Debenture, and 1,259,000 warrants which are convertible at $1.00 per share into 1,259,000 common shares. When the Company has a net loss any potentially dilutive shares have not been included due to their anti-dilutive effect.

	For the Three Months Ended February 28, 2025	For the Three Months Ended February 29, 2024	For the Six Months Ended February 28, 2025	For the Six Months Ended February 29, 2024
Net Loss	$(459,262)	$(395,635)	$(1,088,119)	$(711,426)

Net loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic	74,760,382	72,763,982	74,728,062	72,763,982

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in November 2023. This update enhances segment reporting disclosures to provide investors with more useful and transparent information about a company’s operating segments. Public companies must now disclose significant segment expenses that are regularly reviewed by the chief operating decision-maker (CODM). These expenses should be reported on an itemized basis, providing more insight into segment profitability. Companies must provide segment disclosures in both annual and interim reports. Required disclosures apply to all public entities under FASB’s segment reporting rules. Effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company has an accumulated deficit of $57,230,866 as of February 28, 2025, and no revenue. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – AUTOMOBILE

On May 20, 2024, the Company purchased an automobile for $20,723. The automobile is being depreciated over five years. Depreciation expense for the six months ended February 28, 2025, was $2,072.

Automobile	$20,723
Accumulated depreciation	(3,231)
Automobile, net	$17,492

NOTE 5 – LICENSE

In September 2023, the Company acquired an exclusive manufacturing license to manufacture the Holcomb In-Line Power Generator in exchange for 5 million common shares of the Company for a deemed value of $1,685,000, based on the closing stock price on the date of issuance. The valuation of the license is based on the deemed value of patents, the size of the potential market for the technology and numerous expressions of interest to purchase product. The license is being amortized over 18 years. During the six months ended February 28, 2025, the Company incurred amortization expense of $45,954. If the Company fails to raise the necessary capital to set up manufacturing and distribution, this license would be at risk and would become subject to impairment in full.

NOTE 6 – INVESTMENT

The investment of $2,725,000 relates to the acquisition of 50% of the outstanding shares of Astra-Holcomb Energy Systems LLC., a Delaware entity, in exchange for 5 million shares of the Company’s common stock and the acquisition of the global manufacturing and distribution rights for the Holcomb In-Line Power Generator in exchange for 5 million shares of the Company’s common stock (refer Note 5). The value of the acquisition was based on the closing stock price of the Company’s shares on the effective date of the agreement. As of February 28, 2025, there was no operating activities in Astra-Holcomb Energy Systems LLC.

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

As per the terms of the lease, the Company is delinquent in its lease payments and expensed $134,091 in penalties in the current period. However, it was agreed to by both Astra Energy Inc. and The Revolutionary Government of Zanzibar that the Zanzibar land leases were not going to be paid until a Power Purchase Agreement was in place as this is a critical condition for funding the project. The company plans to fund the project for $195M and make the lease payments accordingly.

	Balance Sheet Classification	February 28, 2025
Asset
Operating lease asset	Right of use asset	$4,562,490
Total lease asset		$4,562,490

Liability
Operating lease liability – current portion	Current operating lease liability	$129,593
Operating lease liability – noncurrent portion	Long-term operating lease liability	4,432,896
Total lease liability		$4,562,489

Lease obligations at February 28, 2025 consisted of the following:

For the year ended August 31:
2025	$-
2026	167,614
2027	167,614
2028	167,614
2029	167,614
Thereafter	4,525,579
Total payments	5,196,035
Amount representing interest	(633,546)
Lease obligation, net	4,562,489
Less current portion	(129,593)
Lease obligation – long term	$4,432,896

NOTE 8 – OTHER RECEIVABLE

As of February 28, 2025, the Company is owed  $660,020 (August 31, 2024 - $240,020) predominantly for fees associated with obtaining the Anti Money Laundering certificate associated with the $195M Zanzibar Clean Energy Park Loan Facility. This balance is expected to be fully repaid at the time the Loan Facility is complete.

NOTE 9 – OTHER RELATED PARTY TRANSACTIONS

As of February 28, 2025, the Company owes $58,484 (August 31, 2024 - $41,674) to the CEO for cash advanced to the Company for working capital. The debt is unsecured, non-interest bearing and has no terms of repayment.

As of February 28, 2025, the Company owes $0 (August 31, 2024 - $1,441) to the CEO of a wholly-owned subsidiary for cash advanced to the Company for working capital. The debt is unsecured, non-interest bearing and has no terms of repayment.

As of February 28, 2025, the company owes $2,710,500 (August 31, 2024 - $2,510,500) to a Director for cash advanced to the Company to pay for the Financial Guarantee Insurance on the $195M Zanzibar Clean Energy Park Loan Facility. On September 22, 2024 an amendment was made to the original agreement where an additional $200,000 was advanced to the Company. The debt is unsecured, non-interest bearing and is to be repaid within 30 days or when the loan closes plus a transaction fee of $1,500,000. The full amount of the transaction fee was expensed in the prior year given the amount will be fully paid once the funding closes.

As of February 28, 2025, the company owes $221,481 (August 31, 2024 - $0) to a Director for cash advanced to the company for working capital and fees associated with closing the $195M Zanzibar Clean Energy Park loan facility. The debt is unsecured and repayment and/or interest terms will be negotiated once the funding has closed.

As of February 28, 2025, the company owes $220,000 (August 31, 2024 - $0) to Silverlake Construction for cash advanced to the company for working capital and fees associated with closing the $195M Zanzibar Clean Energy Park loan facility. The debt is unsecured and repayment and/or interest terms will be negotiated once the funding has closed.

During the six months ended February 28, 2025, the Company accrued $60,000 in fees to the CEO of the Company and repaid $5,000. The Company owes $145,000 to the CEO at February 28, 2025 ($90,000 – August 31, 2024).

During the six months ended February 28, 2025, the Company accrued $0 in fees to the President and repaid $0. The Company owes $84,500 to the President at February 28, 2025 ($84,500 – August 31, 2024).

During the six months ended February 28, 2025, the Company accrued $0 in fees to the CEO of a wholly owned subsidiary. The Company owes $125,000 to the CEO at February 28, 2025 ($125,000 – August 31, 2024).

During the six months ended February 28, 2025, the Company accrued $144,000 in compensation to the new CFO. The Company owes $270,000 to the CFO at February 28, 2025 ($126,000 – August 31, 2024).

As of February 28, 2025, the Company owes $21,758 (August 31, 2024 - $0) to the CFO of the Company for payment of outstanding invoices. The amount is unsecured, non-interest bearing and has no terms of repayment.

NOTE 10 – NOTE PAYABLE

On February 16, 2023, the Company entered into a Loan agreement, wherein the Company promised to pay GTII Strategic Acquisitions & Equity, Inc. $100,000 with interest of 10% per annum on or before February 16, 2024. The loan is secured by a patent held by Regreen Technologies, Inc. As of February 28, 2025, the Company owed the lender $100,000 (August 31, 2024 - $100,000) plus accrued interest of $20,328 (August 31, 2024 - $15,342). The loan is in default and the Company is negotiating extended terms. As of February 28, 2025, the Company has accrued $429,500 in late fees. This loan is personally guaranteed by the CEO of the Company.

As of February 28, 2025, the company owes $2,710,500 to a Director for cash advanced to the Company to pay for the Financial Guarantee Insurance on the $195M Zanzibar Clean Energy Park Loan Facility. On September 22, 2024 an amendment was made to the original agreement where an additional $200,000 was advanced to the Company. This Financial Guarantee Insurance has been accounted for as a prepayment given the funding has not yet closed but will be considered loan costs amortized over the life of the loan once funding is secured. The amount will be refunded if the loan is not secured. The debt is unsecured, non-interest bearing and is to be repaid within 30 days or when the loan closes plus a transaction fee of $1,500,000.

As of February 28, 2025, 2024, the company owes $100,000 to Edwin Stoughton for cash advanced to the Company to pay for costs incurred on the $195M Zanzibar Clean Energy Park Loan Facility. The debt is unsecured, non-interest bearing and is to be repaid within 30 days or when the loan closes plus a transaction fee of $100,000.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Series D Preferred

The Company has authorized 380,000 shares of Series D Preferred Stock, which ranks junior to our Series A, Series B and Series C Convertible Preferred Stock, but senior to our common stock. Except with respect to specified transactions that affect the rights, preferences, privileges or voting power of the Series D Preferred Shares and except as otherwise required by Nevada law, the Series D Preferred Shares have no voting rights. At any time on or after the issuance date, the holder of any Series D Preferred Shares August, at the holder’s option, elect to convert all or any portion of the Series D Preferred Shares held by such person into a number of fully paid and nonassessable shares of common stock equal to the quotient of (i) the stated value ($40.00 per share) of the Series D Preferred Shares being converted divided by (ii) the conversion price, which initially is $0.80 per share, subject to certain adjustments. As of February 28, 2025, there are 304,558 Series D Preferred shares issued and outstanding.

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

During the three months ended February 28, 2025, the Company’s transfer agent issued  175,000 common shares that were granted in a prior period for services. The shares were previously valued at $0.11, the closing stock price on the date of grant, for total non-cash expense of $19,250, and disclosed as common stock to be issued.

NOTE 14 – STOCK SUBSCRIPTIONS RECEIVABLE

During the year ended August 31, 2022, the Company issued 10,000 common shares pursuant to a Share Subscription Agreement in exchange for $5,000. The shares are included in the total number of shares issued and outstanding at February 28, 2025, however, the funds have not been received.

NOTE 15 – WARRANTS

As of February 28, 2025, there are no outstanding warrants.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, August 31, 2023	2,895,000	$1.00	0.56	$—
Issued	—	$—	—
Cancelled or expired	(2,326,000)	$—	—
Exercised	—	$—	—
Outstanding, August 31, 2024	569,000	$1.00	0.11	$—
Issued	—	$—	—
Cancelled or expired	(569,000)	$—	—
Exercised	—	$—	—
Outstanding, February 28, 2025	—	$—	—	$—

NOTE 16 – SUBSEQUENT EVENTS

As of April 14, 2025, the board of directors of Astra Energy Inc., accepted the resignation of Robert Holcomb from all positions at the Company.

The Company has limited information as to the events that occurred last week involving a search and seizure of equipment at the Holcomb Energy Systems LLC office and is speaking with counsel before taking any further steps.

In an 8K filing on April 1, 2024, the Company disclosed it had secured exclusive worldwide manufacturing and formed a joint venture company related to an inline power generator technology. These events will likely interfere with the related operations.

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

On March 8, 2024, the Company entered into a Joint Venture Agreement (the "Agreement") with Powertron Global LLC ("Powertron"). Pursuant to the terms of the Agreement, the Company and Powertron will create a new entity (“Newco”), to hold the Patents related to the processing of waste to energy, which will be assigned from Regreen Technologies, Inc. to Newco. Pursuant to the terms of the Agreement, the Company has received $750,000 in cash with remaining consideration of $4 million in cash and 4 million shares of common stock of Newco. As of February 28, 2025, there were no JV operations in place.

On June 3, 2024, the Company through its subsidiary A-HES Power Co. entered into a Joint Venture Agreement (the "Agreement") with a multinational corporation (the "Client"), collectively (the "Parties"). Pursuant to the terms of the agreement the Company received a $750,000 deposit towards the manufacture and installation of a one-megawatt Holcomb Energy Systems Inline Power Generator as a pilot unit for a date center with the intention that it will lead to further business. The Parties have agreed to a confidential split of the gross revenue derived from the power savings and/or power magnification. As of February 28, 2025, there were no JV operations in place.

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

Astra Energy is an emerging company in the clean and renewable power generation sector with a focus on energy production from solar, waste conversion and clean burning fuel technologies. The Company strives to advance clean energy initiatives globally while delivering measurable benefits to communities and value to our investors by investing in and developing renewable and clean energy projects in markets where demand is high and supply is limited.

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

Astra Energy through its agent Aztec Management Consultants Inc., it has executed a memorandum of understanding (“MOU”) with the Lesotho National Development Corporation to develop a 100-megawatt (“MW”) Clean and Renewable Energy Park (“project”) in the country of Lesotho, an enclave within South Africa.

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

Results of Operations

Three Months Ended February 28, 2025 Compared to the Three Months Ended February 29, 2024

Revenues

We did not recognize any revenue for the three months ended February 28, 2025 or February 29, 2024.

Operating Expenses

General and Administrative

General and administrative expenses for the three months ended February 28, 2025 and February 29, 2024, were $36,759 and $27,377, respectively, an increase of $9,382 or 34.3%.

Business Development

Business development expenses for the three months ended February 28, 2025 and February 29, 2024, were $40,828 and $43,215, respectively, a decrease of $2,387 or 5.5%.  Business development expenses are primarily for travel and consulting fees.

Land Lease and penalties

Land lease and penalties was $251,422 and $217,897 for three months ended three months ended February 28, 2025 and February 29, 2024, respectively, an increase of $33,525 or 15.4%. As per the terms of the lease agreement with the Revolutionary Government of Zanzibar (Note 7), the Company is delinquent in its payment and has incurred a penalty.

Amortization and depreciation expense

Amortization and depreciation expense for the three months ended February 28, 2025 and February 29, 2024, was $24,013 and $22,801, respectively, an increase of $1,212 or 5.3%.

Executive Compensation

Executive compensation for the three months ended February 28, 2025 and February 29, 2024, were $102,000 and $79,500, respectively, an increase of $22,500 or 28.3%. In the current period we incurred additional compensation for our new CFO.

Other Income/Expense

For the three months ended February 28, 2025, we incurred total other expense of $4,240, compared to $4,845 in the prior period. In the current period we had interest expense of $4,238 and foreign exchange expense of $2. In the prior period we had interest expense of $2,703 and foreign exchange expense of $2,142.

Net Loss

We had a net loss of $459,262 for the three months ended February 28, 2025 compared to a net loss of $395,635 for the three months ended February 29, 2024.

Six Months Ended February 28, 2025 Compared to the Six Months Ended February 29, 2024

Revenues

We did not recognize any revenue for the six months ended February 28, 2025 or February 29, 2024.

Operating Expenses

General and Administrative

General and administrative expenses for the six months ended February 28, 2025 and February 29, 2024, were $283,749 and $67,712, respectively, an increase of $216,037 or 319.1%. In the current period we have legal expenses of $220,525 related to Astra Energy Zanzibar Limited.

Business Development

Business development expenses for the six months ended February 28, 2025 and February 29, 2024, were $62,651 and $196,360, respectively, a decrease of $133,709 or 68.1%.  Business development expenses are primarily for travel and consulting fees.

Land Lease and penalties

Land lease and penalties was $301,706 and $217,897 for six months ended February 28, 2025 and February 29, 2024, respectively, and increase of $83,809 or 38.5%. As per the terms of the lease agreement with the Revolutionary Government of Zanzibar (Note 7), the Company is delinquent in its first payment and has incurred a penalty.

Amortization and depreciation expense

Amortization and depreciation expense for the six months ended February 28, 2025 and February 29, 2024, was $48,026 and $22,801, respectively, an increase of $25,225 or 110.6%. In the current period we had additional amortization expense on our license asset.

Executive Compensation

Executive compensation for the six months ended February 28, 2025 and February 29, 2024, were $217,750 and $159,000, respectively, an increase of $58,750 or 36.9%. In the current period we incurred additional compensation for our new CFO.

Stock Compensation-Consulting

Stock compensation-consulting expenses for the six months ended February 28, 2025 and February 29, 2024, were $5,500 and $34,375, respectively, a decrease of $28,875 or 84%. The decrease is due to a reduction in stock compensation for services.

Other Income/Expense

For the six months ended February 28, 2025, we incurred total other expense of $168,737, compared to $13,281 in the prior period. In the current period we had interest expense of $168,731 and foreign exchange expense of $6. In the prior period we had interest expense of $5,406 and foreign exchange expense of $7,875.

Net Loss

We had a net loss of $1,088,119 for the six months ended February 28, 2025 compared to a net loss of $711,426 for the six months ended February 29, 2024.

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

Cash Flow Activity

For the six months ended February 28, 2025, we used $219,366 in operations compared to $21,454 used in the prior period.

For the six months ended February 28, 2025 and February 29, 2024, we received $200,000 and $0 in financing activities, respectively.

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

As of February 28, 2025, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses. The material weaknesses included weaknesses in procedures for control evaluation, a lack of an audit committee, insufficient documentation of review procedures, and insufficient information technology procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2025 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended February 28, 2025, the Company awarded 175,000 common shares at a price of $0.11 per share in exchange for services for total non-cash compensation of $19,250. The shares were valued based on the closing stock price on the effective date of the agreement.

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

ASTRA ENERGY, INC.

Date: April 21, 2025	/s/ Ronald Loudoun
Ronald Loudoun
CEO and Director
(Principal Executive Officer)

Date: April 21, 2025	/s/ Claudio Flamini
Claudio Flamini
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

