Form 10-Q
period 2025-05-31
Astra Energy, Inc.
filed 2025-07-15
CIK 1231339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 75,110,382 common shares issued and outstanding as of July 14, 2025.

ASTRA ENERGY, INC.

FORM 10-Q

For the Quarterly Period Ended May 31, 2025

2

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

ASTRA ENERGY INC.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2025	August 31, 2024
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$9,646	$23,012
Other receivable (Note 8)	660,020	240,020
Other receivable – related party	—	235,209
Other current assets	51,107	35,907
Loan receivable	125,000	—
Prepaid loan fee	2,465,200	2,465,200
Total current assets	3,310,973	2,999,348
License, net of amortization (Note 5)	—	1,597,849
Investment (Note 6)	—	2,725,000
Automobile, net of depreciation	16,456	19,564
Operating leases, right of use assets (Note 7)	4,562,490	4,691,010

Total Assets	$7,889,919	$12,032,771

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,867,959	$965,298
Accounts payable - related parties (Note 9)	1,068,121	507,565
Refundable deposits	915,000	915,000
Accrued interest payable	2,052,322	1,882,842
Notes payable - (Note 10)	200,000	200,000
Note payable - related party (Note 10)	2,710,500	2,510,500
Operating lease liability – current portion	129,593	128,519
Total current liabilities	8,943,495	7,109,724
Operating lease liability – net of current portion (Note 7)	4,432,896	4,562,492
Total Liabilities	13,376,391	11,672,216

Commitments and contingencies (Note 11)	—	—
Stockholders' Equity (Deficit):
Series A Preferred stock, par $0.001, 8,000,000 shares authorized; 7,774 shares issued and outstanding	8	8
Series B Preferred stock, par $0.001, 207 shares authorized; 207 shares issued and outstanding	—	—
Series C Preferred stock, par $0.001, 1,000,000 shares authorized; 747,870 shares issued and outstanding	748	748
Series D Preferred stock, par $0.001, 380,000 shares authorized; 304,558 shares issued and outstanding	305	305
Series A1 Preferred stock, par $0.0001, 1 share authorized; 1 share issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 75,110,382 and 72,810,382 shares issued and outstanding, respectively.	75,110	72,810
Stock subscriptions receivable	(5,000)	(5,000)
Common stock to be issued	—	355,465
Additional paid-in capital	56,463,631	56,078,966
Accumulated deficit	(62,021,274)	(56,142,747)
Total Stockholders’ Equity (Deficit)	(5,486,472)	360,555

Total Liabilities and Stockholders’ Equity	$7,889,919	$12,032,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2025	2024	2025	2024
Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	32,145	96,253	315,894	163,965
Business development	31,437	445,586	94,088	641,946
Land lease and penalties	100,568	—	402,273	217,897
Bad debt expense	230,209	—	230,209	—
Amortization and depreciation expense	24,014	—	72,040	22,801
Executive compensation	110,750	84,000	328,500	243,000
Stock compensation-consulting	3,500	—	9,000	34,375
Total operating expenses	532,623	625,839	1,452,004	1,323,984

Loss from operations	(532,623)	(625,839)	(1,452,004)	(1,323,984)

Other income (expense):
Foreign exchange	(11)	(193)	(18)	(8,068)
Interest expense	(3,856)	(204,503)	(172,587)	(209,909)
Impairment loss	(4,253,918)	—	(4,253,918)	—
Other income	—	750,100	—	750,100
Total other (expense) income	(4,257,785)	545,404	(4,426,523)	532,123

Loss before income taxes	(4,790,408)	(80,435)	(5,878,527)	(791,861)

Provision for income taxes	—	—	—	—

Net Loss	$(4,790,408)	$(80,435)	$(5,878,527)	$(791,861)

Net loss per share, basic and diluted	$(0.06)	$(0.00)	$(0.08)	$(0.01)

Weighted average common shares outstanding, basic and diluted	74,769,078	72,803,321	74,741,884	72,174,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2025 AND 2024 (Unaudited)

	Series A Preferred		Series A1 Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Common Stock to Be	Stock Subscription	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Receivable	Capital	Deficit	Total
Balance, August 31, 2024	7,774	$8	1	$—	207	$—	747,870	$748	304,558	$305	72,810,382	$72,810	$355,465	$(5,000)	$56,078,966	$(56,142,747)	$360,555
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	1,425,000	1,425	(257,465)	—	275,290	—	19,250
Common stock issued for services – related party	—	—	—	—	—	—	—	—	—	—	525,000	525	(78,750)	—	78,225	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(628,857)	(628,857)
Balance, November 30, 2024	7,774	8	1	—	207	—	747,870	748	304,558	305	74,760,382	74,760	19,250	(5,000)	56,432,481	(56,771,604)	(249,052)
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	50,000	50	(5,500)	—	5,450	—	—
Common stock issued for services – related party	—	—	—	—	—	—	—	—	—	—	125,000	125	(13,750)	—	13,625	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(459,262)	(459,262)
Balance, February 28, 2025	7,774	8	1	—	207	—	747,870	748	304,558	305	74,935,382	74,935	—	(5,000)	56,451,556	(57,230,866)	(708,314)
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	50,000	50	—	—	3,450	—	3,500
Common stock issued for services – related party	—	—	—	—	—	—	—	—	—	—	125,000	125	—	—	8,625	—	8,750
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,790,408)	(4,790,408)
Balance, May 31, 2025	7,774	$8	1	$—	207	$—	747,870	$748	304,558	$305	75,110,382	$75,110	$—	$(5,000)	$56,463,631	$(62,021,274)	$(5,486,472)

	Series A Preferred		Series A1 Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Common Stock to Be	Stock Subscription	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Receivable	Capital	Deficit	Total
Balance, August 31, 2023	7,774	$8	1	$—	207	$—	747,870	$748	304,558	$305	67,638,982	$67,639	$—	$(5,000)	$54,341,562	$(52,655,280)	$1,749,982
Common stock issued for services	—	—	—	—	—	—	—	—	—	—	125,000	125	—	—	34,250	—	34,375
Common stock issued for acquisitions	—	—	—	—	—	—	—	—	—	—	5,000,000	5,000	—	—	1,680,000	—	1,685,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(315,791)	(315,791)
Balance, November 30, 2023	7,774	8	1	—	207	—	747,870	748	304,558	305	72,763,982	72,764	—	(5,000)	56,055,812	(52,971,071)	3,153,566
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(395,635)	(395,635)
Balance, February 29, 2024	7,774	8	1	—	207	—	747,870	748	304,558	305	72,763,982	72,764	—	(5,000)	56,055,812	(53,366,706)	2,757,931
Common stock issued for conversion of debt	—	—	—	—	—	—	—	—	—	—	46,400	46	—	—	23,154	—	23,200
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(80,435)	(80,435)
Balance, May 31, 2024	7,774	$8	1	$—	207	$—	747,870	$748	304,558	$305	72,810,382	$72,810	$—	$(5,000)	$56,078,966	$(53,447,141)	$2,700,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA ENERGY INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended May 31,
	2025		2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss		$(5,878,527)	$(791,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation		31,500	34,375
Amortization and depreciation		72,040	22,801
Land lease penalty		234,659	—
Bad debt expense – related party		235,209	—
Impairment expense		4,253,918	—
Changes in assets and liabilities:
Other receivable		(420,000)	(45,300)
Other current assets		(15,200)	—
Accounts payable		668,001	521,487
Accounts payable-related parties		560,556	121,066
Due to a related party		—	(93,011)
Accrued interest		169,478	209,209
Net Cash Used in Operating Activities		(88,366)	(21,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of automobile		—	(20,723)
Note receivable		(125,000)	—
Net Cash Used by Investing Activities		(125,000)	(20,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable– related party		200,000	2,510,500
Note payable – contra account		—	(2,465,200)
Net Cash Provided by Financing Activities		200,000	45,300

Net Change in Cash		(13,366)	3,343
Cash at Beginning of Period		23,012	23,250
Cash at End of Period		$9,646	$26,593

Supplemental disclosure of non-cash investing activity:
Common stock issued for investment		$—	$1,685,000
Common stock issued for conversion of debt	$		$23,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASTRA ENERGY INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

May 31, 2025

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

On September 21, 2021, the Company incorporated a wholly owned subsidiary in Uganda called Astra Energy Africa - SMC Limited. As of May 31, 2025, there has been no operating activities in these subsidiaries.

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

On June 3, 2024, the Company through its subsidiary A-HES Power Co. entered into a Joint Venture Agreement (the "Agreement") with a multinational corporation (the "Client"), collectively (the "Parties"). Pursuant to the terms of the agreement the Company received a $750,000 deposit towards the manufacture and installation of a one-megawatt Holcomb Energy Systems Inline Power Generator as a pilot unit for a date center with the intention that it will lead to further business. The Parties have agreed to a confidential split of the gross revenue derived from the power savings and/or power magnification. As of May 31, 2025, there were no JV operations in place.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine months ended May 31, 2025.

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. The Company had no cash equivalents as of May 31, 2025 and August 31, 2024.

Inventory

Inventory is carried at the lower of cost or net realizable value, with the cost being determined on a first-in, first-out (FIFO) basis. The Company periodically reviews physical inventory and will record a reserve for excess and/or obsolete inventory if necessary.

Intangible Assets

Intangible assets are capitalized in accordance with ASC Topic 350 “Intangibles-Goodwill and Other”. Intangible assets with finite lives are amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense for the nine months ended May 31, 2025 and 2024 was $68,931 and $22,801, respectively.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. For the nine months ended May 31, 2025, the Company has 7,774 potentially dilutive shares from Series A preferred stock and 304,558 potentially dilutive shares from the Series D preferred stock. For the nine months ended May 31, 2024, the Company has 7,774 potentially dilutive shares from Series A preferred stock and 304,558 potentially dilutive shares from the Series D preferred stock and 1,259,000 warrants which are convertible at $1.00 per share into 1,259,000 common shares. When the Company has a net loss any potentially dilutive shares have not been included due to their anti-dilutive effect.

	For the Three Months Ended May 31, 2025	For the Three Months Ended May 31, 2024	For the Nine Months Ended May 31, 2025	For the Nine Months Ended May 31, 2024
Net Loss	$(4,790,408)	$(80,435)	$(5,878,527)	$(791,861)

Net loss per share, basic and diluted	$(0.06)	$(0.00)	$(0.08)	$(0.01)

Weighted average common shares outstanding, basic	74,769,078	72,803,321	74,741,884	72,174,089

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

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer. The Company has one operating segment as of May 31, 2025 and 2024.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in November 2023. This update enhances segment reporting disclosures to provide investors with more useful and transparent information about a company’s operating segments. Public companies must now disclose significant segment expenses that are regularly reviewed by the chief operating decision-maker (CODM). These expenses should be reported on an itemized basis, providing more insight into segment profitability. Companies must provide segment disclosures in both annual and interim reports. Required disclosures apply to all public entities under FASB’s segment reporting rules. Effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this ASU, effective for the year ended August 31, 2025. The adoption had no impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company has an accumulated deficit of $62,021,274 as of May 31, 2025, and no revenue. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – AUTOMOBILE

On May 20, 2024, the Company purchased an automobile for $20,723. The automobile is being depreciated over five years. Depreciation expense for the nine months ended May 31, 2025, was $3,108.

Automobile	$20,723
Accumulated depreciation	(4,267)
Automobile, net	$16,456

NOTE 5 – LICENSE

In September 2023, the Company acquired an exclusive manufacturing license to manufacture the Holcomb In-Line Power Generator in exchange for 5 million common shares of the Company for a deemed value of $1,685,000, based on the closing stock price on the date of issuance. The valuation of the license is based on the deemed value of patents, the size of the potential market for the technology and numerous expressions of interest to purchase product. The license is being amortized over 18 years. During the nine months ended May 31, 2025, the Company incurred amortization expense of $68,932. If the Company fails to raise the necessary capital to set up manufacturing and distribution, this license will be at risk and would become subject to impairment in full.

As a result of the Settlement and Stock Redemption Agreement entered on June 5, 2025 between Astra Energy Inc. and Holcomb Energy Systems LLC and HRE Scientific Holdings Ltd. (Note 16) the Company impaired the license in full and recorded an impairment loss of $1,528,918.

NOTE 6 – INVESTMENT

The investment of $2,725,000 relates to the acquisition of 50% of the outstanding shares of Astra-Holcomb Energy Systems LLC., a Delaware entity, in exchange for 5 million shares of the Company’s common stock and the acquisition of the global manufacturing and distribution rights for the Holcomb In-Line Power Generator in exchange for 5 million shares of the Company’s common stock (refer Note 5). The value of the acquisition was based on the closing stock price of the Company’s shares on the effective date of the agreement. As of May 31, 2025, there was no operating activities in Astra-Holcomb Energy Systems LLC.

As a result of the Settlement and Stock Redemption Agreement entered on June 5, 2025 between Astra Energy Inc. and Holcomb Energy Systems LLC and HRE Scientific Holdings Ltd. (Note 16) the Company impaired the investment in full and recorded an impairment loss of $2,725,000.

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

As per the terms of the lease, the Company is delinquent in its lease payments and expensed $234,659 in penalties in the current period. However, it was agreed to by both Astra Energy Inc. and The Revolutionary Government of Zanzibar that the Zanzibar land leases were not going to be paid until a Power Purchase Agreement was in place as this is a critical condition for funding the project. The company plans to fund the project for $195M and make the lease payments accordingly.

	Balance Sheet Classification	May 31, 2025
Asset
Operating lease asset	Right of use asset	$4,562,490
Total lease asset		$4,562,490

Liability
Operating lease liability – current portion	Current operating lease liability	$129,593
Operating lease liability – noncurrent portion	Long-term operating lease liability	4,432,896
Total lease liability		$4,562,489

Lease obligations at May 31, 2025 consisted of the following:

For the year ended August 31:
2025	$-
2026	167,614
2027	167,614
2028	167,614
2029	167,614
Thereafter	4,525,579
Total payments	5,196,035
Amount representing interest	(633,546)
Lease obligation, net	4,562,489
Less current portion	(129,593)
Lease obligation – long term	$4,432,896

NOTE 8 – OTHER RECEIVABLE

As of May 31, 2025, the Company is owed $660,020 (August 31, 2024 - $240,020) predominantly for fees associated with obtaining the Anti Money Laundering certificate associated with the $195M Zanzibar Clean Energy Park Loan Facility. This balance is expected to be fully repaid at the time the Loan Facility is complete.

NOTE 9 – OTHER RELATED PARTY TRANSACTIONS

As of May 31, 2025, the Company owes $70,472 (August 31, 2024 - $41,674) to the CEO for cash advanced to the Company for working capital. The debt is unsecured, non-interest bearing and has no terms of repayment.

As of May 31, 2025, the Company owes $0 (August 31, 2024 - $1,441) to the CEO of a wholly-owned subsidiary for cash advanced to the Company for working capital. The debt is unsecured, non-interest bearing and has no terms of repayment.

As of May 31, 2025, the company owes $2,710,500 (August 31, 2024 - $2,510,500) to a Director for cash advanced to the Company to pay for the Financial Guarantee Insurance on the $195M Zanzibar Clean Energy Park Loan Facility. On September 22, 2024 an amendment was made to the original agreement where an additional $200,000 was advanced to the Company. The debt is unsecured, non-interest bearing and is to be repaid within 30 days or when the loan closes plus a transaction fee of $1,500,000. The full amount of the transaction fee was expensed in the prior year given the amount will be fully paid once the funding closes.

As of May 31, 2025, the company owes $246,607 (August 31, 2024 - $0) to a Director for cash advanced to the company for working capital and fees associated with closing the $195M Zanzibar Clean Energy Park loan facility. The debt is unsecured and repayment and/or interest terms will be negotiated once the funding has closed.

As of May 31, 2025, the company owes $370,000 (August 31, 2024 - $0) to Silverlake Construction for cash advanced to the company for working capital and fees associated with closing the $195M Zanzibar Clean Energy Park loan facility. The debt is unsecured and repayment and/or interest terms will be negotiated once the funding has closed.

During the nine months ended May 31, 2025, the Company accrued $90,000 in fees to the CEO of the Company and repaid $5,000. The Company owes $175,000 to the CEO at May 31, 2025 ($90,000 – August 31, 2024).

During the nine months ended May 31, 2025, the Company accrued $0 in fees to the President and repaid $0. The Company owes $84,500 to the President at May 31, 2025 ($84,500 – August 31, 2024).

During the nine months ended May 31, 2025, the Company accrued $0 in fees to the CEO of a wholly owned subsidiary. The Company owes $125,000 to the CEO at May 31, 2025 ($125,000 – August 31, 2024).

During the nine months ended May 31, 2025, the Company accrued $216,000 in compensation to the CFO. The Company owes $342,000 to the CFO at May 31, 2025 ($126,000 – August 31, 2024).

As of May 31, 2025, the Company owes $23,043 (August 31, 2024 - $0) to the CFO of the Company for payment of outstanding invoices. The amount is unsecured, non-interest bearing and has no terms of repayment.

During the nine months ended May 31, 2025, the Company issued 375,000 shares of common stock to the CFO for services rendered. The shares were valued at the closing stock price on the date of grant, for total non-cash expense of $40,500.

NOTE 10 – NOTE PAYABLE

On February 16, 2023, the Company entered into a Loan agreement, wherein the Company promised to pay GTII Strategic Acquisitions & Equity, Inc. $100,000 with interest of 10% per annum on or before February 16, 2024. The loan is secured by a patent held by Regreen Technologies, Inc. As of May 31, 2025, the Company owed the lender $100,000 (August 31, 2024 - $100,000) plus accrued interest of $22,821 (August 31, 2024 - $15,342). The loan is in default and the Company is negotiating extended terms. As of May 31, 2025, the Company has accrued $429,500 in late fees. This loan is personally guaranteed by the CEO of the Company.

As of May 31, 2025, the company owes $2,710,500 to a Director for cash advanced to the Company to pay for the Financial Guarantee Insurance on the $195M Zanzibar Clean Energy Park Loan Facility. On September 22, 2024 an amendment was made to the original agreement where an additional $200,000 was advanced to the Company. This Financial Guarantee Insurance has been accounted for as a prepayment given the funding has not yet closed but will be considered loan costs amortized over the life of the loan once funding is secured. The amount will be refunded if the loan is not secured. The debt is unsecured, non-interest bearing and is to be repaid within 30 days or when the loan closes plus a transaction fee of $1,500,000.

As of May 31, 2025, the company owes $100,000 to Edwin Stoughton for cash advanced to the Company to pay for costs incurred on the $195M Zanzibar Clean Energy Park Loan Facility. The debt is unsecured, non-interest bearing and is to be repaid within 30 days or when the loan closes plus a transaction fee of $100,000.

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

Series D Preferred

The Company has authorized 380,000 shares of Series D Preferred Stock, which ranks junior to our Series A, Series B and Series C Convertible Preferred Stock, but senior to our common stock. Except with respect to specified transactions that affect the rights, preferences, privileges or voting power of the Series D Preferred Shares and except as otherwise required by Nevada law, the Series D Preferred Shares have no voting rights. At any time on or after the issuance date, the holder of any Series D Preferred Shares August, at the holder’s option, elect to convert all or any portion of the Series D Preferred Shares held by such person into a number of fully paid and nonassessable shares of common stock equal to the quotient of (i) the stated value ($40.00 per share) of the Series D Preferred Shares being converted divided by (ii) the conversion price, which initially is $0.80 per share, subject to certain adjustments. As of May 31, 2025, there are 304,558 Series D Preferred shares issued and outstanding.

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

During the nine months ended May 31, 2025, the Company’s transfer agent issued 175,000 common shares that were granted in a prior period for services. The shares were previously valued at $0.11, the closing stock price on the date of grant, for total non-cash expense of $19,250, and disclosed as common stock to be issued.

During the nine months ended May 31, 2025, the Company issued 50,000 shares of common stock for services. The shares were valued at $0.07, the closing stock price on the date of grant, for total non-cash expense of $3,500.

Refer to Note 9 for shares issued to related parties.

NOTE 14 – STOCK SUBSCRIPTIONS RECEIVABLE

During the year ended August 31, 2022, the Company issued 10,000 common shares pursuant to a Share Subscription Agreement in exchange for $5,000. The shares are included in the total number of shares issued and outstanding at May 31, 2025, however, the funds have not been received.

NOTE 15 – WARRANTS

As of May 31, 2025, there are no outstanding warrants.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, August 31, 2023	2,895,000	$1.00	0.56	$—
Issued	—	$—	—
Cancelled or expired	(2,326,000)	$—	—
Exercised	—	$—	—
Outstanding, August 31, 2024	569,000	$1.00	0.11	$—
Issued	—	$—	—
Cancelled or expired	(569,000)	$—	—
Exercised	—	$—	—
Outstanding, May 31, 2025	—	$—	—	$—

NOTE 16 – SUBSEQUENT EVENTS

On June 5th, 2025, the Astra Energy Inc. Board of Directors unanimously voted to approve a Settlement and Stock Redemption Agreement between Astra Energy Inc. ("Astra" or the "Company") and Holcomb Energy Systems LLC and HRE Scientific Holdings Ltd. ("Holcomb").

The agreement states:

Holcomb will return to Astra, share certificates or the digital documentation evidencing ten million (10,000,000) Astra Energy Inc. restricted common shares, duly endorsed in blank or accompanied by stock powers or other instruments of transfer duly executed in blank for the shares to be returned to the Company.

Astra will return their 50% of the outstanding shares of the joint venture company, Astra-Holcomb Energy Systems LLC. to Holcomb and relinquish exclusive global manufacturing and distribution rights to the In-Line Power Generator and the Self-Sustaining Power Plant utilizing the Patents.

Astra will be granted an open license to manufacture and distribute the In-Line Power Generator and the Self-Sustaining Power Plant utilizing the Patents solely into its own projects on a non-exclusive basis and will not pay an up-front license fee. The Company will pay a 7.5% Royalty and 2.5% towards R and D of the wholesale cost of the equipment once installed and operating.

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

On March 8, 2024, the Company entered into a Joint Venture Agreement (the "Agreement") with Powertron Global LLC ("Powertron"). Pursuant to the terms of the Agreement, the Company and Powertron will create a new entity (“Newco”), to hold the Patents related to the processing of waste to energy, which will be assigned from Regreen Technologies, Inc. to Newco. Pursuant to the terms of the Agreement, the Company has received $750,000 in cash with remaining consideration of $4 million in cash and 4 million shares of common stock of Newco. As of May 31, 2025, there were no JV operations in place.

On June 3, 2024, the Company through its subsidiary A-HES Power Co. entered into a Joint Venture Agreement (the "Agreement") with a multinational corporation (the "Client"), collectively (the "Parties"). Pursuant to the terms of the agreement the Company received a $750,000 deposit towards the manufacture and installation of a one-megawatt Holcomb Energy Systems Inline Power Generator as a pilot unit for a date center with the intention that it will lead to further business. The Parties have agreed to a confidential split of the gross revenue derived from the power savings and/or power magnification. As of May 31, 2025, there were no JV operations in place.

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

As of December 5, 2024, with regards to the Joint Venture Agreement entered into between the Company and Powertron Global LLC on March 8, 2024, the Company has not agreed to a further extension after granting two successive 45-day extensions beyond the initial closing date at Powertron’s request. Both parties still have an interest in working together and are in discussions on how best to proceed with a new transaction.

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

Results of Operations

Three Months Ended May 31, 2025 Compared to the Three Months Ended May 31, 2024

Revenues

We did not recognize any revenue for the three months ended May 31, 2025 or 2024.

Operating Expenses

General and Administrative

General and administrative expenses for the three months ended May 31, 2025 and 2024, were $32,145 and $96,253, respectively, a decrease of $64,108 or 66.6%. We had a decrease in G&A expense in the current period due to additional expense incurred in the prior period for recruiting fees that were not incurred in the current period.

Business Development

Business development expenses for the three months ended May 31, 2025 and 2024, were $31,437 and $445,586, respectively, a decrease of $414,149 or 92.9%.  Business development expenses are primarily for travel and consulting fees, both of which decreased in the current period as the Company is limiting its spending until it can acquire additional funding.

Land Lease and penalties

Land lease and penalties was $100,568 and $0 for three months ended May 31, 2025 and 2024, respectively, an increase of $100,568. As per the terms of the lease agreement with the Revolutionary Government of Zanzibar (Note 7), the Company is delinquent in its payment and has incurred a penalty.

Bad debt expense

During the current period we recognized bad debt expense of $230,209 for our related party receivable.

Amortization and depreciation expense

Amortization and depreciation expense for the three months ended May 31, 2025 and 2024, was $24,014 and $0, respectively, an increase of $24,014.

Executive Compensation

Executive compensation for the three months ended May 31, 2025 and 2024, were $110,750 and $84,000, respectively, an increase of $26,750 or 31.8%. In the current period we incurred additional compensation for our new CFO.

Stock Compensation-Consulting

Stock compensation-consulting expenses for the three months ended May 31, 2025 and 2024, were $3,500 and $0, respectively, an increase of $3,500 for the issuance of 50,000 shares of common stock.

Other Income/Expense

For the three months ended May 31, 2025, we incurred total other expense of $4,257,785, compared to $545,404  of other income in the prior period. In the current period we had interest expense of $3,856, foreign exchange expense of $11 and impairment expense of $4,253,918. In the prior period  we had interest expense of $204,503, $200,000 of which was recorded to accrue for a portion of the transaction fee related to the loan from a Director for the Financial Guarantee Insurance. We also had foreign exchange expense of $193 and we had $750,100 of other revenue from our joint venture with Powertron.

Net Loss

We had a net loss of $4,257,785 for the three months ended May 31, 2025 compared to a net loss of $80,435 for the three months ended May 31, 2024.

Nine Months Ended May 31, 2025 Compared to the Nine Months Ended May 31, 2024

Revenues

We did not recognize any revenue for the nine months ended May 31, 2025 or 2024.

Operating Expenses

General and Administrative

General and administrative expenses for the nine months ended May 31, 2025 and 2024, were $315,894 and $163,965, respectively, an increase of $151,929 or 92.7%. In the current period we have legal expenses of $220,525 related to Astra Energy Zanzibar Limited. This increase was offset by a $72,000 decrease in recruiting fees.

Business Development

Business development expenses for the nine months ended May 31, 2025 and 2024, were $94,088 and $641,946, respectively, a decrease of $547,858 or 85.3%.  Business development expenses are primarily for travel and consulting fees.

Land Lease and penalties

Land lease and penalties was $402,273 and $217,897 for nine months ended May 31, 2025 and 2024, respectively, and increase of $184,376 or 84.6%. As per the terms of the lease agreement with the Revolutionary Government of Zanzibar (Note 7), the Company is delinquent in its first payment and has incurred a penalty.

Bad debt expense

During the current period we recognized bad debt expense of $230,209 for our related party receivable.

Amortization and depreciation expense

Amortization and depreciation expense for the nine months ended May 31, 2025 and 2024, was $72,040 and $22,801, respectively, an increase of $49,239 or 216%. In the current period we had additional amortization expense on our license asset.

Executive Compensation

Executive compensation for the nine months ended May 31, 2025 and 2024, were $328,500 and $243,000, respectively, an increase of $85,500 or 35.2%. In the current period we have incurred additional compensation for our new CFO.

Stock Compensation-Consulting

Stock compensation-consulting expenses for the nine months ended May 31, 2025 and 2024, were $9,000 and $34,375, respectively, a decrease of $25,375 or 73.8%. The decrease is due to a reduction in stock compensation for services.

Other Income/Expense

For the nine months ended May 31, 2025, we incurred total other expense of $4,426,523, compared to $532,123 in the prior period. In the current period we had interest expense of $172,587, foreign exchange expense of $18 and impairment expense of $4,253,918. In the prior period we had interest expense of $209,909, foreign exchange expense of $8,068 and other revenue of $750,100 from our joint venture with Powertron.

Net Loss

We had a net loss of $5,878,527 for the nine months ended May 31, 2025 compared to a net loss of $791,861 for the nine months ended May 31, 2024.

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

Cash Flow Activity

For the nine months ended May 31, 2025, we used $88,366 in operations compared to $21,234 used in the prior period.

For the nine months ended May 31, 2025 and 2024, we used $125,000 for investing activities compared to $20,723 used in the prior period for the purchase of an automobile.

For the nine months ended May 31, 2025 and 2024, we received $200,000 and $45,300 in financing activities, respectively.

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

As of May 31, 2025, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this quarterly report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses. The material weaknesses included weaknesses in procedures for control evaluation, a lack of an audit committee, insufficient documentation of review procedures, and insufficient information technology procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2025 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended May 31, 2025, the Company awarded 175,000 common shares at a price of $0.07 per share in exchange for services for total non-cash compensation of $12,250. The shares were valued based on the closing stock price on the effective date of the agreement.

In issuing these shares the Company relied on the exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine safety Disclosures

None.

Item 5. Other Information

On May 22, 2025, the board of directors of the Company appointed Tom Rose and Fred L. Solomon to the board of directors.

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

ASTRA ENERGY, INC.

Date: July 15, 2025	/s/ Ronald Loudoun
Ronald Loudoun
CEO and Director
(Principal Executive Officer)

Date: July 15, 2025	/s/ Claudio Flamini
Claudio Flamini
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

